Form 10QSB
period 1995-03-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1995-05-04
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                            -----------------------

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          ----------------------------
For quarter ended   March 31, 1995                Commission file number 0-10853
                  ------------------                                     -------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
       (Exact name of small business issuer as specified in its charter)

                          ----------------------------

           GEORGIA                                           58-1458268
- ------------------------------                     -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification no.)

                              40 NORTH MAIN STREET
                                  P.O. BOX 878
                           STATESBORO, GEORGIA 30459
                        -------------------------------
                        (Address of Principal Executive
                          Offices, including Zip Code)


                                  912-764-6611
                        -------------------------------
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
                        -------------------------------
                          (Former name, former address
                           and former fiscal year, if
                           changed since last report)


                        -------------------------------

Check whether the issuer:  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

              Yes    X                                   No
                   -----                                     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   COMMON STOCK, $1.00 PAR VALUE       1,663,712 SHARES AS OF MARCH 31, 1995
   -------------------------------------------------------------------------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              March 31,       December 31,
                                                                1995              1994
                                                              ----------------------------
                                                                  (thousands of dollars)
ASSETS
  Cash and Due From Banks                                     $  8,804          $ 12,019
  Interest Bearing Deposits in Other Banks                      19,117            13,038
  Federal Funds Sold                                             3,350             5,675
  Investment Securities:
   Available for Sale (Cost of $45,986 in 1995
    and $46,866 in 1994)                                        45,270            45,337
   Held to Maturity (Estimated Market Value
    of $25,427 in 1995 and $17,317 in 1994)                     24,814            17,285
  Loans                                                        163,674           162,787
   Less: Unearned Interest                                         (45)              (56)
         Allowance for Loan Losses                              (3,143)           (3,005)
                                                              --------          --------
   Loans, Net                                                  160,486           159,726
                                                              --------          --------
  Interest Receivable                                            3,189             3,185
  Premises and Equipment, Net                                    3,307             3,113
  Other Real Estate                                                329               307
  Other Assets                                                   2,284             2,467
                                                              --------          --------
        TOTAL ASSETS                                          $270,950          $262,152
                                                              ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
  Deposits:
   Demand                                                     $ 31,553          $ 31,509
   Interest Bearing:
        NOW Accounts                                            40,070            34,511
        Money Market Deposit Accounts                           32,344            35,371
        Savings                                                 10,666            10,469
        Time ($100,000 and above)                               52,099            51,099
        Other Time                                              68,082            65,439
                                                              --------          --------
            Total Deposits                                     234,814           228,398
  Other Borrowed Money                                           5,506             4,630
  Interest Payable                                               1,822             1,855
  Other Liabilities                                              1,237             1,012
                                                              --------          --------
        Total Liabilities                                      243,379           235,895
                                                              --------          --------

  Shareholders' Equity (Note 3):
   Common Stock, 2,661,939 Shares Issued and Outstanding         1,664             1,664
   Surplus                                                       6,266             6,266
   Retained Earnings                                            20,112            19,336
    Net Unrealized Gain/(Loss) on Investment
      Securities Available for Sale                               (471)           (1,009)
                                                              --------          --------
       Shareholders' Equity                                     27,571            26,257
                                                              --------          --------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                                $270,950          $262,152
                                                              ========          ========


See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              For the Three Months Ended
                                                                      March 31,
                                                                1995             1994
                                                            ----------------------------
                                                                (thousands of dollars)
INTEREST INCOME
  Loans (Including fees)                                    $    4,284        $    3,346
  Interest Bearing Deposits                                        235                11
  Investments:
    U.S. Treasury                                                  474               392
    U.S. Government Agencies                                       275               247
    States and Political Subdivisions                              210               172
    Dividend Income                                                 49
  Federal Funds Sold                                                35               101
                                                            ----------        ----------
      Total Interest Income                                      5,562             4,269
                                                            ----------        ----------

INTEREST EXPENSE
  NOW Accounts                                                     277               206
  Money Market Deposits Accounts                                   293               249
  Savings                                                           81                75
  Time Deposits ($100,000 and above)                               668               486
  Other Time Deposits                                              883               696
  Other                                                             90                 9
                                                            ----------        ----------
      Total Interest Expense                                     2,292             1,721
                                                            ----------        ----------

  NET INTEREST INCOME                                            3,270             2,548
  Provision for Loan Losses                                        153               170
                                                            ----------        ----------
  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                            3,117             2,378
                                                            ----------        ----------

NON-INTEREST INCOME
  Service Charges on Deposits                                      358               331
  Fees for Trust Services                                           36                34
  Other                                                             63               113
                                                            ----------        ----------
      Total Non-interest Income                                    457               478
                                                            ----------        ----------

NON-INTEREST EXPENSE
  Salaries                                                         767               728
  Other Personnel Expense                                          285               265
  Occupancy Expense, Net                                           131               134
  Equipment Expense                                                201               173
  Other                                                            614               596
                                                            ----------        ----------
      Total Other Expense                                        1,998             1,896
                                                            ----------        ----------

INCOME BEFORE INCOME TAXES                                       1,576               960
Provision for Income Taxes                                         485               272
                                                            ----------        ----------
NET INCOME                                                  $    1,091        $      688
                                                            ==========        ==========

EARNINGS PER COMMON SHARE (NOTE 3)                          $      .41        $      .26
                                                            ==========        ==========

DIVIDENDS PER COMMON SHARE (NOTE 3)                         $      .12        $      .09
                                                            ==========        ==========

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3)                2,661,939         2,661,939
                                                            ==========        ==========


See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                                              March 31,
                                                                       1995              1994
                                                                     -------------------------
                                                                      (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                          $  1,091          $   688
 Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Provision for Depreciation                                            138              126
    Provision for Loan Losses                                             153              170
    Gain on Sale of Other Real Estate                                                      (16)
    Gain on Call of Securities                                             (1)
    Gain on Sale of Equipment                                              (7)
    Amortization of Premiums and Discounts on Securities                    7               59
    Changes in Assets and Liabilities:
    (Increase)Decrease in Interest Receivable                              (4)              50
     Increase in Other Assets                                             (95)            (492)
     Decrease in Interest Payable                                         (33)            (298)
     Increase in Other Liabilities                                        225              335
                                                                      -------           ------
 Net Cash Provided by Operating Activities                              1,474              622
                                                                      -------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (Increase) Decrease in Interest Bearing Deposits
     in Other Banks                                                    (6,079)              99
 Net Decrease in Federal Funds Sold                                     2,325            4,725
 Available-for-Sale Securities:
     Proceeds from Maturity                                             4,364            2,056
     Purchases                                                         (3,524)          (9,041)
 Held-to-Maturity Securities:
     Proceeds from Maturity                                               456              704
     Purchases                                                         (7,946)            (250)
 Net Increase in Loans                                                   (936)          (3,023)
 Purchases of Premises and Equipment                                     (332)             (63)
 Proceeds from Sale of Equipment                                            7
                                                                     --------          -------
 Net Cash Used in Investing Activities                                (11,665)          (4,793)
                                                                     --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits                                               6,416            3,225
 Net Increase in Other Borrowed Money                                     876            1,722
 Repayment of Note Payable                                                                (100)
 Dividends Paid                                                          (316)            (249)
                                                                     --------          -------
 Net Cash Provided by Financing Activities                              6,976            4,598
                                                                     --------          -------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                         (3,215)             427
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                           12,019            8,940
                                                                     --------          -------
CASH AND DUE FROM BANKS AT END OF PERIOD                             $  8,804          $ 9,367
                                                                     ========          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                         $  2,325          $ 2,019
    Income Taxes                                                           69               60

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  Other Real Estate Acquired through Loan Foreclosure                $     23
  Loans granted to facilitate the sale of Other Real Estate                                 95
  Increase (Decrease) in Net Unrealized Gain (Loss) on
    Investment Securities Available for Sale                              539             (483)


See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated financial statements of First Banking Company of Southeast Georgia (the "Company") include the financial statements of First Bulloch Bank & Trust Company and Metter Banking Company, wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

         The consolidated statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary to a fair statement of the results for the interim period reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

         The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

2.       ACCOUNTING POLICIES

         Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994. The Company has followed those policies in preparing this report.

3.       COMMON STOCK

         The par value of First Banking's common stock is $1 and 5,000,000 shares are authorized. The Banks may pay dividends to First Banking in any year up to 50% of the previous year's net income without the approval of the Georgia Department of Banking and Finance.

         Effective May 15, 1995, the Company has declared a 5-for-3 stock split of its common stock effected in the form of a 60 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

4.       EARNINGS PER SHARE

         Net Income per share of common stock is based on the weighted average number of shares of common stock outstanding during each period, after stating for the stock split (see Note 3).

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
                  CONDITION AND SUMMARY OF OPERATIONS FOR THE
                       THREE MONTHS ENDED MARCH 31, 1995

         This discussion relates to the consolidated financial condition and results of operations of First Banking Company of Southeast Georgia (the "Company") and its wholly-owned subsidiaries, First Bulloch Bank & Trust Company and Metter Banking Company (the "Banks"). Since the Company has no subsidiaries other than the Banks and no activities other than those of the Banks, the following narrative refers to the operations of the Banks.

                              FINANCIAL CONDITION

         The Company functions as the sole owner of two commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds comes from loan demand. Loans outstanding have increased $898,000 or 0.6% since year-end. Investment securities have increased $7,462,000, and federal funds sold have decreased by $2,325,000 from year-end.

         Total assets have increased by $8,798,000 since year-end, while total funds (deposits plus Other Borrowed Money) have increased $7,292,000. Total deposits have increased $6,416,000 since year-end and Other Borrowed Money has increased $876,000. Demand deposits have increased $44,000, and savings deposits (including NOW accounts and the liquid money market accounts) have increased by $2,729,000. Time deposits over $100,000 have increased approximately $1,000,000, and other time deposits have increased approximately $2,643,000, primarily as a result of an increase in rates paid on deposits.

         Effective May 15, 1995, the Company has declared a 5-for-3 stock split of its common stock effected in the form of a 60 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

CAPITAL RESOURCES

         The Company's ratio of shareholders' equity to total assets was 10.2% at March 31, 1995 and 10.0% at December 31, 1994. This ratio of shareholders' equity to assets is considered adequate to support the operations of the Company.

LIQUIDITY

         The percentage of net loans to total funds was 68.1% at March 31, 1995 and 69.8% at December 31, 1994. At March 31, 1995 the Banks had $31,271,000 in Cash and Due from Banks, Interest Bearing Deposits in Other Banks, and Federal Funds Sold as compared with $30,732,000 at December 31, 1994. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

                             SUMMARY OF OPERATIONS

INTEREST INCOME

         Total interest income increased $1,293,000 (30.3%) in the first three months of 1995 as compared to the first three months of 1994. Interest on loans increased $938,000 in the first three months of 1995 as compared to the first three months of 1994, as a result of higher interest rates on loans outstanding as well as an increase in the average loan portfolio of $12,470,000. Interest on investments increased $148,000, primarily as a result of higher yields within the portfolio as well as an increase of $7,680,000 in the average carrying amount of investments.

         During the first three months of 1995, interest on federal funds sold decreased $66,000 from the first three months of 1994, while interest on
Interest-bearing Deposits in Other Banks increased $224,000.   This decrease
and increase were the result of a shift in short-term investments from federal funds sold to interest bearing deposit accounts.

INTEREST EXPENSE

         During the first three months of 1995, total interest expense increased $571,000 (33.2%) from the first three months of 1994. Interest on deposits increased $490,000 (28.6%) in the first three months of 1995 from the first three months of 1994. This increase is attributable to higher interest rates paid on deposits outstanding in 1995 as compared to 1994 as well as an increase in the average amount of interest bearing deposits. Interest on Other Borrowed Money increased $81,000 in the first three months of 1995 from the first three months of 1994. This increase is the result of an increase in the average balance outstanding of Other Borrowed Money at a higher average interest rate.

PROVISIONS FOR LOAN LOSSES

         Provisions for loan losses for the first three months of 1995 decreased $17,000 from the first three months of 1994. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At March 31, 1995 the allowance for loan losses was 1.9% of outstanding loans less unearned interest.

OTHER INCOME AND EXPENSE

         Other income decreased $21,000 in the first three months of 1995 from the first three months of 1994, primarily as a result of a decrease in income from long-term mortgage loans originated for other banks. Other expense increased $102,000 in the first three months of 1995 compared to the first three months of 1994, primarily as a result of increases in certain costs of the operations of the Banks.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Neither the Registrant nor either of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of banks, nor to the knowledge of management are any such proceedings contemplated or threatened against the Registrant or its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits:

             27  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST BANKING COMPANY OF SOUTHEAST GEORGIA



DATE:  May 4, 1995                   BY: /s/James Eli Hodges
     --------------------                --------------------------------------
                                                    JAMES ELI HODGES
                                                       PRESIDENT

DATE:  May 4, 1995                   BY: /s/Dwayne E. Rocker
     --------------------                --------------------------------------
                                                    DWAYNE E. ROCKER
                                                  SECRETARY-TREASURER
                                             (PRINCIPAL FINANCIAL OFFICER)