Form 10QSB
period 1995-06-30
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1995-08-03
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

For quarter ended   June 30, 1995                 Commission file number 0-10853
                  -----------------                                      -------

                  FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
      (Exact name of small business issuer as specified in its charter)

                             ----------------------

            GEORGIA                                        58-1458268
- -------------------------------                  -------------------------------
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


                                  912-764-6611
                          ----------------------------
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
                          ----------------------------
                          (Former name, former address
                           and former fiscal year, if
                           changed since last report)


                             ----------------------

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

    COMMON STOCK, $1.00 PAR VALUE      2,661,711 SHARES AS OF JUNE 30, 1995
    -----------------------------------------------------------------------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                           June 30,  December 31,
                                                             1995        1994
                                                          ----------------------
                                                          (thousands of dollars)
ASSETS
  Cash and Due From Banks                                 $   8,993    $  12,019
  Interest Bearing Deposits in Other Banks                   14,255       13,038
  Federal Funds Sold                                          1,750        5,675
  Investment Securities:
   Available for Sale (Cost of $41,292 in 1995
     and $46,866 in 1994)                                    41,315       45,337
   Held to Maturity (Estimated Market Value
     of $28,569 in 1995 and $17,317 in 1994)                 27,866       17,285
  Loans                                                     173,322      162,787
   Less: Unearned Interest                                      (35)         (56)
         Allowance for Loan Losses                           (3,212)      (3,005)
                                                          ---------    ---------
   Loans, Net                                               170,075      159,726
                                                          ---------    ---------
  Interest Receivable                                         3,830        3,185
  Premises and Equipment, Net                                 3,471        3,113
  Other Real Estate                                             299          307
  Other Assets                                                2,012        2,467
                                                          ---------    ---------
         TOTAL ASSETS                                     $ 273,866    $ 262,152
                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
  Deposits:
   Demand                                                 $  28,898    $  31,509
   Interest Bearing:
         NOW Accounts                                        36,051       34,511
         Money Market Deposit Accounts                       32,708       35,371
         Savings                                             10,847       10,469
         Time ($100,000 and above)                           55,434       51,099
         Other Time                                          72,530       65,439
                                                          ---------    ---------
            Total Deposits                                  236,468      228,398
  Other Borrowed Money                                        5,526        4,630
  Interest Payable                                            2,080        1,855
  Other Liabilities                                             976        1,012
                                                          ---------    ---------
         Total Liabilities                                  245,050      235,895
                                                          ---------    ---------

Shareholders' Equity (Note 3):
  Common Stock, 2,661,711 Shares Issued and Outstanding       2,662        2,662
  Surplus                                                     5,265        5,268
  Retained Earnings                                          20,874       19,336
  Net Unrealized Gain/(Loss) on Investment
     Securities Available for Sale                               15       (1,009)
                                                          ---------    ---------
         Shareholders' Equity                                28,816       26,257
                                                          ---------    ---------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                          $ 273,866    $ 262,152
                                                          =========    =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       For the Three Months Ended
                                                                June 30,
                                                          1995           1994
                                                       --------------------------
                                                         (thousands of dollars)
INTEREST INCOME
  Loans (Including fees)                               $    4,536     $    3,654
  Interest Bearing Deposits                                   203             10
  Investments:
    U.S. Treasury                                             459            461
    U.S. Government Agencies                                  373            245
    States and Political Subdivisions                         211            176
    Dividend Income                                            31              5
  Federal Funds Sold                                           20             82
                                                       ----------     ----------
      Total Interest Income                                 5,833          4,633
                                                       ----------     ----------

INTEREST EXPENSE
  NOW Accounts                                                265            207
  Money Market Deposits Accounts                              295            260
  Savings                                                      88             77
  Time Deposits ($100,000 and above)                          804            501
  Other Time Deposits                                       1,011            694
  Other                                                       101             48
                                                       ----------     ----------
      Total Interest Expense                                2,564          1,787
                                                       ----------     ----------

  NET INTEREST INCOME                                       3,269          2,846
  Provision for Loan Losses                                   160            170
                                                       ----------     ----------
  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                       3,109          2,676
                                                       ----------     ----------

NON-INTEREST INCOME
  Service Charges on Deposits                                 361            347
  Fees for Trust Services                                      53             47
  Other                                                        87            128
                                                       ----------     ----------
      Total Non-interest Income                               501            522
                                                       ----------     ----------

NON-INTEREST EXPENSE
  Salaries                                                    782            757
  Other Personnel Expense                                     270            300
  Occupancy Expense, Net                                      151            132
  Equipment Expense                                           208            187
  Other                                                       645            632
                                                       ----------     ----------
      Total Non-interest Expense                            2,056          2,008
                                                       ----------     ----------

INCOME BEFORE INCOME TAXES                                  1,554          1,190
Provision for Income Taxes                                    472            346
                                                       ----------     ----------
NET INCOME                                             $    1,082     $      844
                                                       ==========     ==========

EARNINGS PER COMMON SHARE (NOTE 3)                     $      .41     $      .32
                                                       ==========     ==========

DIVIDENDS PER COMMON SHARE (NOTE 3)                    $      .12     $      .09
                                                       ==========     ==========

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3)           2,661,825      2,661,939
                                                       ==========     ==========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        For the Six Months Ended
                                                                June 30,
                                                          1995           1994
                                                       -------------------------
                                                         (thousands of dollars)
INTEREST INCOME
  Loans (Including fees)                               $    8,820     $    7,000
  Interest Bearing Deposits                                   438             21
  Investments:
    U.S. Treasury                                             933            853
    U.S. Government Agencies                                  648            492
    States and Political Subdivisions                         421            348
    Dividend Income                                            80              8
  Federal Funds Sold                                           55            183
                                                       ----------     ----------
      Total Interest Income                                11,395          8,905
                                                       ----------     ----------

INTEREST EXPENSE
  NOW Accounts                                                542            413
  Money Market Deposits Accounts                              588            509
  Savings                                                     169            152
  Time Deposits ($100,000 and above)                        1,472            987
  Other Time Deposits                                       1,894          1,390
  Other                                                       191             57
                                                       ----------     ----------
      Total Interest Expense                                4,856          3,508
                                                       ----------     ----------

  NET INTEREST INCOME                                       6,539          5,397
  Provision for Loan Losses                                   313            340
                                                       ----------     ----------
  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                       6,226          5,057
                                                       ----------     ----------

NON-INTEREST INCOME
  Service Charges on Deposits                                 719            678
  Fees for Trust Services                                      89             81
  Other                                                       150            238
                                                       ----------     ----------
      Total Non-interest Income                               958            997
                                                       ----------     ----------

NON-INTEREST EXPENSE
  Salaries                                                  1,549          1,485
  Other Personnel Expense                                     555            565
  Occupancy Expense, Net                                      282            266
  Equipment Expense                                           409            360
  Other                                                     1,259          1,228
                                                       ----------     ----------
      Total Non-interest Expense                            4,054          3,904
                                                       ----------     ----------

INCOME BEFORE INCOME TAXES                                  3,130          2,150
Provision for Income Taxes                                    957            618
                                                       ----------     ----------
NET INCOME                                             $    2,173     $    1,532
                                                       ==========     ==========

EARNINGS PER COMMON SHARE (NOTE 3)                     $      .82     $      .58
                                                       ==========     ==========

DIVIDENDS PER COMMON SHARE (NOTE 3)                    $      .24     $      .19
                                                       ==========     ==========

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3)           2,661,880      2,661,939
                                                       ==========     ==========

See notes to consolidated financial statements.

                  FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                    June 30,
                                                                1995        1994
                                                             ----------------------
                                                             (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                   $  2,173    $  1,532
 Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Provision for Depreciation                                     276         256
    Provision for Loan Losses                                      313         340
    (Gain) Loss on Sale of Other Real Estate                         5         (16)
    Gain on Call of Securities                                      (1)
    Gain on Sale of Equipment                                       (6)         (2)
    Amortization of Premiums and Discounts on Securities           (31)        114
    Changes in Assets and Liabilities:
     Increase in Interest Receivable                              (645)       (275)
     Increase in Other Assets                                      (73)       (726)
     Increase (Decrease) in Interest Payable                       225        (244)
     Increase (Decrease) in Other Liabilities                      (36)        359
                                                              --------    --------
 Net Cash Provided by Operating Activities                       2,200       1,338
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (Increase) Decrease in Interest Bearing Deposits
     in Other Banks                                             (1,217)        349
 Net Decrease in Federal Funds Sold                              3,925      11,475
 Available-for-Sale Securities:
     Proceeds from Maturity                                      7,023       3,899
     Purchases                                                    (310)    (14,302)
 Held-to-Maturity Securities:
     Proceeds from Maturity                                      8,625         894
     Purchases                                                 (20,313)     (1,844)
 Net Increase in Loans                                         (10,666)     (5,666)
 Purchases of Premises and Equipment                              (635)       (140)
 Proceeds from Sale of Equipment                                     7           2
 Proceeds from Sale of Other Real Estate                             7
                                                              --------    --------
 Net Cash Used in Investing Activities                         (13,554)     (5,333)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits                                        8,070       3,104
 Net Increase in Other Borrowed Money                              896       2,338
 Repayment of Note Payable                                                    (100)
 Dividends Paid                                                   (638)       (499)
                                                              --------    --------
 Net Cash Provided by Financing Activities                       8,328       4,843
                                                              --------    --------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                  (3,026)        848
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                    12,019       8,940
                                                              --------    --------
CASH AND DUE FROM BANKS AT END OF PERIOD                      $  8,993    $  9,788
                                                              ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                  $  2,339    $  3,752
    Income Taxes                                                   922         535

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  Other Real Estate Acquired through Loan Foreclosure         $     30
  Loans granted to facilitate the sale of Other Real Estate         26          95
 (Increase) Decrease in Net Unrealized Loss on
    Investment Securities Available for Sale                     1,024        (836)

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

    Effective May 15, 1995, the Company declared a 5-for-3 stock split of its common stock effected in the form of a 60 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.


4.  EARNINGS PER SHARE

    Net Income per share of common stock is based on the weighted average number of shares of common stock outstanding during each period, after stating for the stock split (see Note 3).

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
                  CONDITION AND SUMMARY OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 1995


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


                              FINANCIAL CONDITION

     The Company functions as the sole owner of two commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds comes from loan demand. Loans outstanding have increased $10,556,000 or 6.5% since year-end. Investment securities and interest-bearing deposits in other banks have increased $6,559,000 and $1,217,000, respectively, while federal funds sold have decreased by $3,925,000 from year-end.

     Total assets have increased by $11,714,000 since year-end, while total funds (deposits plus Other Borrowed Money) have increased $8,966,000. Total deposits have increased $8,070,000 since year-end, and Other Borrowed Money has increased $896,000. Demand deposits have decreased $2,611,000, and savings deposits (including NOW accounts and the liquid money market accounts) have decreased by $745,000. Time deposits over $100,000 have increased approximately $4,335,000, and other time deposits have increased approximately $7,091,000, primarily as a result of an increase in rates paid on deposits.

     Effective May 15, 1995, the Company declared a 5-for-3 stock split of its common stock effected in the form of a 60 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

CAPITAL RESOURCES

     The Company's ratio of shareholders' equity to total assets was 10.5% at June 30, 1995 and 10.0% at December 31, 1994. This ratio of shareholders' equity to assets is considered adequate to support the operations of the Company.

LIQUIDITY

     The percentage of net loans to total funds was 71.6% at June 30, 1995 and 69.8% at December 31, 1994. At June 30, 1995 the Banks had $24,998,000 in Cash and Due from Banks, Interest Bearing Deposits in Other Banks, and Federal Funds Sold as compared with $30,732,000 at December 31, 1994. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

                             SUMMARY OF OPERATIONS

INTEREST INCOME

     Total interest income increased $2,490,000 (27.9%) in the first six months of 1995 as compared to the first six months of 1994 and increased $1,200,000 (25.9%) in the second quarter of 1995 as compared to the second quarter of 1994. Interest on loans increased $1,820,000 in the first six months of 1995 as compared to the first six months of 1994 and increased $882,000 in the second quarter of 1995 as compared to the second quarter of 1994, as a result of higher interest rates on loans outstanding as well as an increase in the average loan portfolio of $12,477,000. Interest on investments increased $381,000 in the first six months of 1995 from the first six months of 1994 and increased $187,000 in the second quarter of 1995 from the second quarter of 1994. These increases are primarily the result of higher yields within the portfolio as well as an increase of $7,465,000 in the average carrying amount of investments.

     During the first six months of 1995, interest on federal funds sold decreased $128,000 from the first six months of 1994 and decreased $62,000 in the second quarter of 1995 as compared to the second quarter of 1994. Interest on interest-bearing deposits in other banks increased $417,000 during the first six months of 1995 from the first six months of 1994 and increased $193,000 in the second quarter of 1995 from the second quarter of 1994. These decreases and increases were the result of a shift in short-term investments from federal funds sold to interest bearing deposit accounts as well as an overall increase in total funds available for short-term investment.

INTEREST EXPENSE

     During the first six months of 1995, total interest expense increased $1,348,000 (38.4%) from the first six months of 1994 and increased $777,000 (43.5%) in the second quarter of 1995 from the second quarter of 1994. Interest on deposits increased $1,214,000 (35.2%) in the first six months of 1995 from the first six months of 1994 and increased $724,000 (41.6%) in the second quarter of 1995 from the second quarter of 1994. These increases are attributable to higher interest rates paid on deposits outstanding in 1995 as compared to 1994 as well as an increase in the average amount of interest bearing deposits. Interest on Other Borrowed Money increased $134,000 in the first six months of 1995 from the first six months of 1994 and increased $53,000 in the second quarter of 1995 from the second quarter of 1994. These increases are the result of an increase in the average balance outstanding of Other Borrowed Money at a higher average interest rate.

PROVISIONS FOR LOAN LOSSES

     Provisions for loan losses for the first six months of 1995 decreased $27,000 from the first six months of 1994 and decreased $10,000 in the second quarter of 1995 from the second quarter of 1994. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At June 30, 1995 the allowance for loan losses was 1.9% of outstanding loans less unearned interest.

NONINTEREST INCOME AND EXPENSE

     Noninterest income decreased $39,000 in the first six months of 1995 from the first six months of 1994 and decreased $21,000 in the second quarter of 1995 from the second quarter of 1994. These decreases are primarily the result of a decrease in income from long-term mortgage loans originated for other banks partially offset by an increase in service charge income on deposit accounts. Noninterest expense increased $150,000 in the first six months of 1995 compared to the first six months of 1994 and increased $48,000 in the second quarter of 1995 as compared to the second quarter of 1994. These increases in expense resulted primarily from increases in certain costs of the operations of the Banks.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     At the Company's Annual Meeting of Shareholders on April 19, 1995, the shareholders of the Company elected the following persons as Class I directors of the Company by the votes indicated. Subsequent to the Annual Meeting of Shareholders, the Company has declared and issued a 60% stock dividend effected in the form of a 3-for-5 split of its' common stock. Therefore, all share amounts presented in this Item are on a pre-split basis. A total of 1,178,570 shares were represented in person or by proxy at the meeting out of a total outstanding of 1,663,712 shares.

                                                            Broker
     Nominee                          For       Against     Non-votes     Abstentions
     -------                          ---       -------     ---------     -----------
     E. Raybon Anderson            1,171,905       0            0            6,665

     O. B. Bell                    1,151,677       0            0           26,893

     A. M. Braswell, Jr.           1,176,345       0            0            2,225

     W. A. Crider, Jr.             1,176,345       0            0            2,225

     Dan J. Parrish, Jr.           1,176,345       0            0            2,225

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:  27 -- Financial Data Schedule (for SEC use only)
     (b) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST BANKING COMPANY OF SOUTHEAST GEORGIA



DATE:  August 3, 1995                 BY: /s/ James Eli Hodges
     ------------------                   --------------------------------------
                                                     JAMES ELI HODGES
                                                        PRESIDENT

DATE:  August 3, 1995                 BY: /s/ Dwayne E. Rocker
     ------------------                   --------------------------------------
                                                     DWAYNE E. ROCKER
                                                    SECRETARY-TREASURER
                                               (PRINCIPAL FINANCIAL OFFICER)