Form 10QSB
period 1995-09-30
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1995-11-09
CIK 357208

                  U. S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                           -----------------------

                                 FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                           -----------------------

For quarter ended  September 30, 1995            Commission file number 0-10853
                   ------------------                                   -------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
       (Exact name of small business issuer as specified in its charter)

                           -----------------------

           GEORGIA                                          58-1458268
------------------------------                    -----------------------------
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

                 Yes  X                             No
                     ---                              ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE       2,661,711 SHARES AS OF SEPTEMBER 30, 1995
-----------------------------------------------------------------------------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                       September 30,   December 31,
                                                                                           1995            1994
                                                                                      -----------------------------
                                                                                          (thousands of dollars)
ASSETS
   Cash and Due From Banks                                                           $  9,616                 $ 12,019
   Interest Bearing Deposits in Other Banks                                            13,520                   13,038
   Federal Funds Sold                                                                   1,375                    5,675
   Investment Securities:
     Available for Sale (Cost of $47,439 in 1995
       and $46,866 in 1994)                                                            47,427                   45,337
     Held to Maturity (Estimated Market Value
       of $32,114 in 1995 and $17,317 in 1994)                                         31,341                   17,285
   Loans                                                                              175,080                  162,787
     Less: Unearned Interest                                                              (31)                     (56)
           Allowance for Loan Losses                                                   (3,335)                  (3,005)
                                                                                     --------                 --------
   Loans, Net                                                                         171,714                  159,726
                                                                                     --------                 --------
   Interest Receivable                                                                  4,475                    3,185
   Premises and Equipment, Net                                                          3,577                    3,113
   Other Real Estate                                                                      375                      307
   Other Assets                                                                         1,906                    2,467
                                                                                     --------                 --------
                     TOTAL ASSETS                                                    $285,326                 $262,152
                                                                                     ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
  Deposits:
      Demand                                                                         $ 30,139                 $ 31,509
      Interest Bearing:
            NOW Accounts                                                               33,297                   34,511
            Money Market Deposit Accounts                                              32,934                   35,371
            Savings                                                                    11,255                   10,469
            Time ($100,000 and above)                                                  65,373                   51,099
            Other Time                                                                 73,605                   65,439
                                                                                     --------                 --------
               Total Deposits                                                         246,603                  228,398
  Other Borrowed Money                                                                  5,380                    4,630
  Interest Payable                                                                      2,507                    1,855
  Other Liabilities                                                                     1,199                    1,012
                                                                                     --------                 --------
            Total Liabilities                                                         255,689                  235,895
                                                                                     --------                 --------

  Shareholders' Equity (Note 3):
    Common Stock, 2,661,711 Shares Issued and Outstanding                               2,662                    2,662
    Surplus                                                                             5,265                    5,268
    Retained Earnings                                                                  21,717                   19,336
    Net Unrealized Loss on Investment
      Securities Available for Sale                                                        (7)                  (1,009)
                                                                                     --------                 --------
                 Shareholders' Equity                                                  29,637                   26,257
                                                                                     --------                 --------
                     TOTAL LIABILITIES AND
                       SHAREHOLDERS' EQUITY                                          $285,326                 $262,152
                                                                                     ========                 ========



See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       For the Three Months Ended
                                                                             September 30,
                                                                         1995              1994
                                                                      ------------------------------
                                                                           (thousands of dollars)
INTEREST INCOME
  Loans (Including fees)                                               $ 4,831             $ 3,900
  Interest Bearing Deposits                                                135                   5
  Investments:
    U.S. Treasury                                                          444                 454
    U.S. Government Agencies                                               456                 240
    States and Political Subdivisions                                      220                 195
    Dividend Income                                                         23                  20
  Federal Funds Sold                                                        18                  43
                                                                       -------              ------
      Total Interest Income                                              6,127               4,857
                                                                       -------              ------

INTEREST EXPENSE
  NOW Accounts                                                             252                 225
  Money Market Deposits Accounts                                           297                 272
  Savings                                                                   92                  77
  Time Deposits ($100,000 and above)                                       973                 482
  Other Time Deposits                                                    1,089                 713
  Other                                                                    104                  53
                                                                       -------             -------
      Total Interest Expense                                             2,807               1,822
                                                                       -------             -------

  NET INTEREST INCOME                                                    3,320               3,035
  Provision for Loan Losses                                                162                 170
                                                                       -------             -------
  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                                    3,158               2,865
                                                                       -------             -------

NON-INTEREST INCOME
  Service Charges on Deposits                                              334                 351
  Fees for Trust Services                                                   50                  57
  Other                                                                     74                  84
                                                                       -------             -------
      Total Non-interest Income                                            458                 492
                                                                       -------             -------

NON-INTEREST EXPENSE
  Salaries                                                                 796                 768
  Other Personnel Expense                                                  286                 298
  Occupancy Expense, Net                                                   146                 151
  Equipment Expense                                                        192                 193
  Other                                                                    519                 690
                                                                       -------             -------
      Total Non-interest Expense                                         1,939               2,100
                                                                       -------             -------

INCOME BEFORE INCOME TAXES                                               1,677               1,257
Provision for Income Taxes                                                 514                 367
                                                                       -------             -------
NET INCOME                                                             $ 1,163             $   890
                                                                       =======             =======

EARNINGS PER COMMON SHARE (NOTE 3)                                     $   .43             $   .33
                                                                       =======             =======

DIVIDENDS PER COMMON SHARE (NOTE 3)
                                                                       $   .12             $   .09
                                                                       =======             =======

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3)
                                                                     2,661,711           2,661,939
                                                                     =========           =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              For the Nine Months Ended
                                                                    September 30,
                                                               1995              1994
                                                             ---------------------------
                                                                 (thousands of dollars)
INTEREST INCOME
  Loans (Including fees)                                     $13,651           $10,900
  Interest Bearing Deposits                                      573                26
  Investments:
    U.S. Treasury                                              1,377             1,307
    U.S. Government Agencies                                   1,104               732
    States and Political Subdivisions                            641               543
    Dividend Income                                              103                28
  Federal Funds Sold                                              73               226
                                                             -------           -------
      Total Interest Income                                   17,522            13,762
                                                             -------           -------

INTEREST EXPENSE
  NOW Accounts                                                   794               638
  Money Market Deposits Accounts                                 885               781
  Savings                                                        261               229
  Time Deposits ($100,000 and above)                           2,445             1,469
  Other Time Deposits                                          2,983             2,103
  Other                                                          295               110
                                                             -------           -------
      Total Interest Expense                                   7,663             5,330
                                                             -------           -------

  NET INTEREST INCOME                                          9,859             8,432
  Provision for Loan Losses                                      475               510
                                                             -------           -------
  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                          9,384             7,922
                                                             -------           -------

NON-INTEREST INCOME
  Service Charges on Deposits                                  1,053             1,029
  Fees for Trust Services                                        139               138
  Other                                                          224               322
                                                             -------           -------
      Total Non-interest Income                                1,416             1,489
                                                             -------           -------

NON-INTEREST EXPENSE
  Salaries                                                     2,345             2,253
  Other Personnel Expense                                        841               863
  Occupancy Expense, Net                                         428               417
  Equipment Expense                                              601               553
  Other                                                        1,778             1,918
                                                             -------           -------
      Total Non-interest Expense                               5,993             6,004
                                                             -------           -------

INCOME BEFORE INCOME TAXES                                     4,807             3,407
Provision for Income Taxes                                     1,471               985
NET INCOME                                                   -------           -------
                                                             $ 3,336           $ 2,422
                                                             =======           =======

EARNINGS PER COMMON SHARE (NOTE 3)                           $  1.25           $   .91
                                                             =======           =======

DIVIDENDS PER COMMON SHARE (NOTE 3)                          $   .36           $   .28
                                                             =======           =======

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3)              2,661,823         2,661,939
                                                           =========         =========

See notes to consolidated financial statements.

                  FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                   September 30,
                                                                1995          1994
                                                              ----------------------
                                                              (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                    $3,336      $ 2,422
 Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Provision for Depreciation                                    414          390
    Provision for Loan Losses                                     475          510
    (Gain) Loss on Sale of Other Real Estate                        5          (16)
    Gain on Call of Securities                                     (3)
    Gain on Sale of Equipment                                      (6)          (2)
    Net Amortization of Premiums and Discounts on Securities      (82)         166
    Changes in Assets and Liabilities:
     Increase in Interest Receivable                           (1,290)        (759)
     (Increase) Decrease in Other Assets                           45         (723)
     Increase (Decrease) in Interest Payable                      652         (108)
     Increase (Decrease) in Other Liabilities                     187          522
                                                               ------       ------
 Net Cash Provided by Operating Activities                      3,733        2,402
                                                               ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (Increase) Decrease in Interest Bearing Deposits
     in Other Banks                                              (482)         (38)
 Net Decrease in Federal Funds Sold                             4,300       10,250
 Available-for-Sale Securities:
     Proceeds from Maturity                                    16,508        9,764
     Purchases                                                (17,190)     (17,492)
 Held-to-Maturity Securities:
     Proceeds from Maturity                                     3,683        1,118
     Purchases                                                (17,544)      (1,828)
 Net Increase in Loans                                        (12,543)      (7,611)
 Purchases of Premises and Equipment                             (879)        (208)
 Proceeds from Sale of Equipment                                    7            2
 Proceeds from Sale of Other Real Estate                            7
                                                              -------      -------
 Net Cash Used in Investing Activities                        (24,133)      (6,043)
                                                              -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits                                      18,205        3,109
 Net Increase in Other Borrowed Money                           2,565        3,883
 Repayment of Other Borrowed Money and Note Payable            (1,815)      (1,751)
 Dividends Paid                                                  (958)        (748)
                                                              -------      -------
 Net Cash Provided by Financing Activities                     17,997        4,493
                                                              -------      -------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                 (2,403)         852
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                   12,019        8,940
                                                              -------      -------
CASH AND DUE FROM BANKS AT END OF PERIOD                      $ 9,616      $ 9,792
                                                              =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                  $ 7,011      $ 5,438
    Income Taxes                                                1,440          950

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  Other Real Estate Acquired through Loan Foreclosure         $   106
  Loans granted to facilitate the sale of Other Real Estate        26           95
 (Increase) Decrease in Net Unrealized Loss on
    Investment Securities Available for Sale                    1,002         (958)

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

3.    COMMON STOCK

      The par value of First Banking's common stock is $1 and 5,000,000 shares are authorized. The Banks may pay dividends to First Banking in any year up to 50% of the previous year's net income without the approval of the Georgia Department of Banking and Finance, or $1,813,000 for 1995.

      Effective May 15, 1995, the Company declared a 5-for-3 stock split of its common stock effected in the form of a 60 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

4.    EARNINGS PER SHARE

      Net Income per share of common stock is based on the weighted average number of shares of common stock outstanding during each period.

5.    IMPACT OF NEW ACCOUNTING STANDARDS

      The Company adopted Statements of Financial Accounting Standards Numbers 114 and 118 as of January 1, 1995. As of that date and as of September 30, 1995, the Company did not have a significant amount of impaired loans.

6.    SUBSEQUENT EVENTS

      On October 16, 1995, the Company signed a nonbinding letter of intent to merge with FNB Bancshares, Inc., parent company of First National Bank of Effingham, located in Springfield, Georgia. The Company will be the surviving corporation resulting from the proposed merger, and following the closing of the merger, First National Bank of Effingham will be operated as a separate subsidiary of the Company. As of September 30, 1995, First National Bank of Effingham had total assets of $45,112,000 and total capital of $3,505,000. The combination of the two organizations is subject to several conditions, including the execution of a definitive agreement, normal due diligence, approval of FNB Banchshares' shareholders, and regulatory approval. The transaction is expected to be consummated during the second quarter of 1996.

                  FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
              MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
                 CONDITION AND SUMMARY OF OPERATIONS FOR THE
                     NINE MONTHS ENDED SEPTEMBER 30, 1995

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

                              FINANCIAL CONDITION

      The Company functions as the sole owner of two commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds comes from loan demand. Loans outstanding have increased $12,293,000 or 7.6% since year-end as a result of a continued increase in loan demand. Investment securities and interest-bearing deposits in other banks have increased $16,146,000 and $482,000, respectively, while federal funds sold have decreased by $4,300,000 from year-end.

      Total assets have increased by $23,174,000 since year-end, while total funds (deposits plus Other Borrowed Money) have increased $18,955,000. Total deposits have increased $18,205,000 since year-end, and Other Borrowed Money has increased $750,000. Demand deposits have decreased $1,370,000, while savings deposits (including NOW accounts and the liquid money market accounts) have decreased by $2,865,000. Time deposits over $100,000 have increased approximately $14,274,000, and other time deposits have increased approximately $8,166,000, primarily as a result of an increase in rates paid on deposits.
The Company has been able to attract additional time deposits because of an increase in the availability of such deposits resulting from an overall increase in market rates.

      Effective May 15, 1995, the Company declared a 5-for-3 stock split of its common stock effected in the form of a 60 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

CAPITAL RESOURCES

      The Company's ratio of shareholders' equity to total assets was 10.4% at September 30, 1995 and 10.0% at December 31, 1994. This ratio of shareholders' equity to assets is considered adequate to support the operations of the Company.

      The Banks are also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1995, the Banks were required to have a minimum Tier 1 and Total Captial ratios of 4% and 8%, respectively. At that date each of the Banks' actual ratios exceeded 14.6% and 16.5%, respectively. Additionally, the Banks are required to maintain a leverage ratio of at least 3%. At September 30, 1995 each Bank's leverage ratio exceeded 9.8%. The Company is considered a "well-capitalized" institution based upon the definition of its regulatory authorities.

LIQUIDITY

      The percentage of loans net of unearned interest to total funds was 69.5% at September 30, 1995 and 69.8% at December 31, 1994. At September 30, 1995, the Banks had $24,511,000 in Cash and Due from Banks, Interest Bearing Deposits in Other Banks, and Federal Funds Sold as compared with $30,732,000 at December 31, 1994. The Banks' Liquidity Policies require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At September 30, 1995, both banks exceeded this ratio. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

      The Company included an Interest Rate Sensitivity Analysis as of December 31, 1994 in its 1994 annual report to shareholders. No significant change has occurred in such analysis as of September 30, 1995.

                             SUMMARY OF OPERATIONS

INTEREST INCOME

      Total interest income increased $3,760,000 (27.3%) in the first nine months of 1995 as compared to the first nine months of 1994 and increased $1,270,000 (26.1%) in the third quarter of 1995 as compared to the third quarter of 1994. Interest on loans increased

$2,751,000 in the first nine months of 1995 as compared to the first nine months of 1994 and increased $931,000 in the third quarter of 1995 as compared to the third quarter of 1994, as a result of higher interest rates on loans outstanding as well as an increase in the average loan portfolio of $18,064,000, due to the general conditions of our market. Interest on investments increased $615,000 in the first nine months of 1995 from the first nine months of 1994 and increased $234,000 in the third quarter of 1995 from the third quarter of 1994. These increases are primarily the result of higher yields within the portfolio as well as an increase of $11,040,000 in the average carrying amount of investments.

      During the first nine months of 1995, interest on federal funds sold decreased $153,000 from the first nine months of 1994 and decreased $25,000 in the third quarter of 1995 as compared to the third quarter of 1994. Interest on interest-bearing deposits in other banks increased $547,000 during the first nine months of 1995 from the first nine months of 1994 and increased $130,000 in the third quarter of 1995 from the third quarter of 1994. These decreases and increases were the result of a shift in short-term investments from federal funds sold to interest bearing deposit accounts as well as an overall increase in total funds available for short-term investment.

INTEREST EXPENSE

      During the first nine months of 1995, total interest expense increased $2,333,000 (43.8%) from the first nine months of 1994 and increased $985,000 (54.1%) in the third quarter of 1995 from the third quarter of 1994. Interest on deposits increased $2,148,000 (41.2%) in the first nine months of 1995 from the first nine months of 1994 and increased $934,000 (52.8%) in the third quarter of 1995 from the third quarter of 1994. These increases are attributable to higher average interest rates paid on deposits outstanding in 1995 as compared to 1994 as well as an increase in the average amount of interest bearing deposits of $20,368,000. Interest on Other Borrowed Money increased $185,000 in the first nine months of 1995 from the first nine months of 1994 and increased $51,000 in the third quarter of 1995 from the third quarter of 1994. These increases are the result of an increase in the average balance outstanding of Other Borrowed Money of $2,926,000 at a higher average interest rate.

PROVISIONS FOR LOAN LOSSES

      Provisions for loan losses for the first nine months of 1995 decreased $35,000 from the first nine months of 1994 and decreased $8,000 in the third quarter of 1995 from the third quarter of 1994. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At September 30, 1995 the allowance for loan losses was 1.9% of outstanding loans less unearned interest.

      Nonperforming loans were $1,362,000 at September 30, 1995 and $1,356,000 at December 31, 1994. These loans included those on a nonaccrual status of $134,000 and $182,000, accruing loans contractually past due at least 90 days of $134,000 and $135,000, and restructured loans of $1,094,000 and $1,040,000 at September 30, 1995 and December 31, 1994, respectively. Net loans charged off totaled $39,000 during the third quarter of 1995 as compared to $75,000 during the third quarter of 1994 and totaled $145,000 during the first nine months of 1995 as compared to $139,000 during the first nine months of 1994.

      The Company adopted Statements of Financial Accounting Standards Numbers 114 and 118 as of January 1, 1995. As of that date and as of September 30, 1995, the Company did not have a significant amount of impaired loans. The Company considers a loan to be impaired when it is probable that its Banks will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Banks measure impairment on a loan-by-loan basis for real estate, commercial and agricultural loans. Installment and other consumer loans are considered smaller balance, homogeneous loans. Amounts of impaired loans that are not probable of collection are charged-off immediately.

NONINTEREST INCOME AND EXPENSE

      Noninterest income decreased $73,000 in the first nine months of 1995 from the first nine months of 1994 and decreased $34,000 in the third quarter of 1995 from the third quarter of 1994. These decreases are primarily the result of a decrease in origination income from long-term mortgage loans, which are acquired by other banks on a non-recourse basis concurrent with the closing of the loan, partially offset by an increase in service charge income on deposit accounts and insurance commissions. Noninterest expense decreased $11,000 in the first nine months of 1995 compared to the first nine months of 1994 and decreased $161,000 in the third quarter of 1995 as compared to the third quarter of 1994. These decreases in expense resulted primarily from a total rebate of $145,000 from the FDIC on deposit insurance premiums which was received during the third quarter of 1995 as well as a decrease in Other Real Estate expense from 1994.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

           27  -     Financial Data Schedule (for SEC use only)

      (b) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

                    In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST BANKING COMPANY OF SOUTHEAST GEORGIA



DATE:  November 9, 1995       BY:/s/ James Eli Hodges
     --------------------        ----------------------------------------
                                        JAMES ELI HODGES
                                           PRESIDENT

DATE:  November 9, 1995       BY:/s/Dwayne E. Rocker
     --------------------        ----------------------------------------
                                         DWAYNE E. ROCKER
                                        SECRETARY-TREASURER
                                   (PRINCIPAL FINANCIAL OFFICER)