Form 10KSB
period 1995-12-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1996-03-29
CIK 357208

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                -------------

                                 FORM 10-KSB

 (MARK ONE)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934
      [FEE REQUIRED]

For the Fiscal year ended         December 31, 1995
                          -----------------------------------------------------

                                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934[NO FEE REQUIRED]

For the transition period from        to
                               ------    ----------------------------

                         Commission file number 0-10853

                  FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
--------------------------------------------------------------------------------
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



                  GEORGIA                              58-1458268
-----------------------------------------  -------------------------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

40 NORTH MAIN STREET, STATESBORO, GEORGIA                 30458
-----------------------------------------  -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    912-764-6611
                                                      --------------------------

--------------------------------------------------------------------------------

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $1.00 PAR VALUE
                          ------------------------------
                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        YES  X     NO
                                            ----      ----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year:  $25,765,282
                                                              -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$55,690,114 (as of March 14, 1996)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common Stock, $1.00 Par Value     2,661,711 shares outstanding at March 14, 1996
--------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts II and IV.

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 25, 1996, are incorporated by reference into Part III.

Exhibit Index on Page 28

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                                     PART I

ITEM 1.  BUSINESS

                              HISTORY AND BUSINESS

         First Banking Company of Southeast Georgia (referred to as the "Registrant" or "Company") is a bank holding company which was organized on October 27, 1981. All of the Registrant's business is presently conducted by its wholly- owned subsidiaries, First Bulloch Bank & Trust Company ("Bulloch Bank") and Metter Banking Company ("Metter Bank") (collectively, the "Banks"), which are engaged in bank and bank-related activities. The Company does not engage in any non-bank activities. Bulloch Bank was organized under the laws of the State of Georgia in 1934 as a state banking corporation. On December 31, 1985, Metter Financial Services, Inc. ("Metter Financial") combined with the Company and Metter Financial's subsidiary, Metter Bank, became a wholly-owned subsidiary of the Company.

         As of December 31, 1995, the Company had consolidated assets of approximately $300 million, consolidated deposits of approximately $258 million and consolidated shareholders' equity of approximately $31 million.

         Pursuant to an Agreement and Plan of Merger dated March 13, 1996, the Company has agreed to acquire FNB Bancshares, Inc. ("FNB") through the merger of FNB with and into the Company. In the merger, each share of FNB Common Stock (excluding certain shares held by the Company, FNB or their respective subsidiaries) will be converted into and exchanged for the right to receive
0.892 shares of Common Stock of the Company. The Company will be the surviving corporation resulting from the merger, and FNB's national bank subsidiary, First National Bank of Effingham ("FNBE"), will be operated as a separate subsidiary of the Company after the merger. As of December 31, 1995, FNBE recorded total assets of approximately $49.7 million and total capital of approximately $3.4 million. The merger is subject to several conditions, including approval by the shareholders of FNB and receipt of regulatory approval. Management anticipates that the merger will be consummated during the third quarter of 1996, although no assurances can be given as to whether or when the merger will occur.

         The Banks accept customary types of demand and time deposits, make installment and commercial loans and offer safe deposit services and individual retirement accounts to their customers. Bulloch Bank also performs corporate, pension and personal trust services as well as other financial services for its customers and for those of Metter Bank.

         As of December 31, 1995, Bulloch Bank had a headquarters building, three branches and five ATM installations, and Metter Bank had a headquarters building, a drive-in facility, one ATM installation and a supermarket branch office.


                                  COMPETITION

         The banking business is highly competitive. The Banks emphasize the quality of services they provide. The prices of the Banks' financial products relative to those of other financial institutions is another important variable influencing customer choice. Bulloch Bank's primary market area consists of Bulloch County, Georgia, which has a population of approximately 46,278. Bulloch Bank competes for all types of loans, deposits, and other financial services with four other commercial banks in Bulloch County. As of December 31, 1995, Bulloch Bank was the largest of the five commercial banks located in Bulloch County, based upon total deposits and total assets.

         Metter Bank's primary market area consists of Candler County, Georgia, which is adjacent to Bulloch County. Candler County has a population of approximately 8,200. Metter Bank competes for all types of loans, deposits and other financial services with one other commercial bank and a local thrift in the county, as well as other providers of financial services in adjacent counties. Metter Bank is the largest of the two commercial banks and a local thrift in its primary service area, based upon total deposits and total assets.

         The Company also competes with other financial institutions that are located in Bulloch and Candler counties as well as with commercial banks, savings and loan associations, other financial institutions and brokerage houses located in Evans, Bryan, Effingham, Screven and Jenkins Counties. To a lesser extent, the Company competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions and competition from unregulated entities, has resulted in the elimination of many traditional distinctions between commercial banks, thrift institutions and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.

                                   EMPLOYEES

         Except for the six officers of the Company, who are also officers of the Banks, the Company does not have any employees. As of December 31, 1995, Bulloch Bank had eighty-seven (87) full-time employees and nine (9) part-time employees, and Metter Bank had thirty-nine ( 39) full-time employees and one
(1) part-time employee. Management considers employee relations to be generally good. Neither the Company nor the Banks have collective bargaining agreements with any employees.

                                 LOAN PORTFOLIO

         The Company's loan portfolio consists of the following categories of loans:

Commercial, Financial and Agricultural. Commercial, Financial and Agricultural loans consist of all business and agricultural loans not secured by real estate. The borrowers in this category are small to medium sized businesses located in the market area of the Company. Most loans in this category are collateralized. Types of collateral include accounts receivable, inventory, equipment, furniture and fixtures, and certificates of deposit. Risks associated with these type loans include bankruptcy, economic downturn, deteriorating collateral, crop failure as a result of extreme or poor weather, and changes in market prices for underlying crops, in the case of agricultural loans.

Real Estate - Construction. Loans classified as construction loans are typically made short-term to finance the construction of residential (1-4 family) dwellings, have permanent take-out mortgages approved and will be fully repaid upon completion of construction. Builder financing is generally discouraged. Such loans require site inspections and evaluations prior to the payment of any draws. Risks associated with such loans include cost overruns and interest rate movements.

Real Estate - Mortgage. Loans classified as mortgage real estate include all loans secured by real estate which were made for commercial, financial or agricultural purposes and which are not construction loans. The primary collateral on such loans is first lien mortgages, but also includes second-mortgage positions. Risks associated with this type loan are typically the same as those classified "Commercial, Financial, and Agricultural."

Installment Loans to Individuals. Installment loans to individuals consists of consumer loans made for personal, household and family purposes, such as home improvement and automobile purchases. Types of collateral include automobiles, mobile homes, savings accounts, and stock. Risks associated with such loans include deteriorating collateral, general economic downturn, and bankruptcy.

Agriculturally related loans comprise approximately 10% of the total loan portfolio at December 31, 1995. Agriculturally related loans are defined as those loans secured by farmland as well as those originated to finance agricultural production. The Company limits such loans to operators who exhibit strong financial ability and proven performance and can offer the collateral deemed necessary for their individual lines of credit. Risks associated with such loans are typically those identified above in "Commercial, Financial and Agricultural."

Credit Underwriting and Monitoring.

         It is the practice of the Company to meet the credit needs of qualified borrowers within its market area at a reasonable price. The extent and amount of collateral required is based on factors such as the character of the borrower, his financial condition, his ability to service the debt according to a predetermined repayment plan, his credit history, and the loan purpose. Because each loan is evaluated on its own merit, there are no predetermined or minimal loan-to-value ratios or lien positions, except as provided by bank regulators in the case of real estate loans. State banking regulations require that, in the absence of other acceptable collateral, a real estate loan be less than or equal to 90% and 75% of the appraised value of the real estate taken as security in the case of an amortizing loan and of a nonamortizing loan, respectively.

         Agriculturally related loans made for real estate or for equipment follow the general guidelines discussed above. Crop production and livestock operation loans typically require liens on the livestock or the current year crop production. Farm visits and inspections are performed periodically to assess the collateral and the overall soundness of the operation. A customized repayment plan is developed for each operator based upon his projected cash flow from crop production or livestock sales.

         In 1992 the Company adopted and implemented a comprehensive loan policy which individually addresses the various types and purposes of loans the Banks can make and defines acceptable collateral. The lending policy emphasizes the financial strength and cash flow position of the borrower and considers collateral as the last resort source of repayment. The Company also established in 1992 a formal loan classification and grading system, performed as a separate and independent function within the Company. All loans are assigned a grade and are subject to review based on the perceived risk of loss to the Company. Such review includes verification of all necessary documentation as well as financial statement analysis and compliance with regulations and bank policy.

                           ECONOMY OF THE MARKET AREA

         The Company's primary market area is comprised of Bulloch, Candler and contiguous counties of southeast Georgia. The local economy is a diversified mix of retail and service, manufacturing and agriculture. Statesboro-Bulloch County is a retail hub which draws from an eight county area and is also the home of Georgia Southern University, enrolling 14,000 students and employing 2,000 faculty and staff. Ogeechee Technical Institute, which opened in 1992 and currently enrolls 1,600 students, is one of the top three fastest-growing technical schools in the southeastern U. S. and is a drawing card for industries looking to locate in southeast Georgia. Metter-Candler County has also experienced commercial development in terms of motels, restaurants, and gas stations around the Interstate 16 interchange which cater to travelers. Ceran Language Institute, a language school headquartered in Belgium, recently established its first U. S. facility in Metter-Candler County and is designed to provide intense instruction in the English language to foreign executives.

         In the manufacturing sector the Company's market area is home to seventy manufacturers, ranging from meat packing, lumber mills, grey-iron foundry, meter and valve production, and garment manufacturing to computer form production, steel recycling, and lawn mower engines. The local economy experienced a major boost with the relocation of Briggs and Stratton, the world's largest manufacturers of small gasoline engines, a new 1.5 million square foot Wal-Mart Distribution Center, which supplies seasonal goods to Wal-Mart stores for approximately one-third of the U. S., and a major expansion in Metter of Wallace Computer Services, one of the largest providers of computer forms and supplies in the nation. These three projects alone added over 800 jobs to the local economy.

         Agriculture and agribusiness accounts for approximately one-third of the local economy in terms of economic impact. Major cash producers include Vidalia onions, peanuts, cotton, forestry, tobacco, corn, poultry, beef and swine. The resurgence of cotton has led to the construction of three cotton gins in the area and the major upgrading of an existing one. A technological advance in controlled atmospheric storage enables Vidalia onion growers to store their crop and ship year-round all across the nation.


                           SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company and the Banks. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Banks. Supervision, regulation and examination of the Company and the Banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

                        Bank Holding Company Regulation

         The Company is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act"), and the Georgia Bank Holding Company Act (the "Georgia Bank Holding Company Act") and is regulated under such acts by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and by the Georgia Department of Banking and Finance (the "Georgia Department"), respectively.

         As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the institution is in compliance with both Bank Holding Company Acts and the regulations promulgated thereunder.

         The Federal Bank Holding Company Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisitions of any additional banks would also require prior approval from the Georgia Department.

         On September 29, 1994, the President of the United States signed the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Branching Act"). The Interstate Branching Act amends Federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, subject to certain deposit - percentage, aging requirements and other restrictions. In addition, the Interstate Branching Act provides that any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches effective June 1, 1997. By adopting legislation prior to that date, a state has the authority either to "opt in" and accelerate the date after which interstate branching is permissible or to "opt out" and prohibit interstate branching altogether.

         In response to the Interstate Branching Act, the Georgia legislature adopted the "Georgia Interstate Banking Act," effective July 1, 1995, which provides that (1) interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (2) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such bank or bank holding company may not be acquired by an institution located outside of the State of Georgia.


         Additionally, in February 1996, the Georgia legislature adopted the "Georgia Interstate Branching Act," which when signed by the Governor, will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branch banks on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo bank branches which may be established will no longer be limited.

         In addition to having the right to acquire ownership or control of other banks, the Company is authorized to acquire ownership or control of nonbanking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

         Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not be warranted. Under these provisions, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify for capital under regulatory rules. Any loans by the holding company to such subsidiary banks are likely to be unsecured and subordinated to such bank's depositors and perhaps to its other creditors.

         The Company is also subject to various federal securities laws, including the Securities Act of 1933 (the "1933 Act") and the Securities Exchange Act of 1934 (the "1934 Act"). The 1933 Act regulates the distribution or public offering of securities, while the 1934 Act regulates trading in securities that are already issued and outstanding. Both Acts provide civil and criminal penalties for misrepresentations and omissions in connection with the sale of securities, and the 1934 Act also prohibits market manipulation and insider trading. Pursuant to the 1934 Act, the Company files annual, quarterly and current reports with the Securities and Exchange Commission. In addition, the Company and its directors, executive officers and 5% shareholders are subject to certain additional reporting requirements, including requirements governing the submission of proxy statements and reports of beneficial ownership of the Company's securities.

                                Bank Regulation

         The Banks operate as banks organized under the laws of the State of Georgia subject to examination by the Georgia Department. The Georgia Department regulates all areas of each Bank's commercial banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations.

         The Banks are also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve to determine the condition of such banks for insurance purposes. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured nonmember state bank.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

         Under Georgia law, a bank must obtain the approval of the Georgia Department before cash dividends may be paid if (1) the total classified assets at the most recent examination of such bank exceeded 80% of the equity capital,
(2) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year or (3) the ratio of equity capital to adjusted assets is less than 6%.

         The Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate Federal bank regulatory agency, in connection with its regular examination of a bank, to assess each Bank's record in meeting the credit needs of the communities served by that Bank, including low- and moderate-income neighborhoods.

                              Capital Requirements

General

         Regulatory agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 capital (primarily shareholders equity) or Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses). There are two measures of capital adequacy for bank holding companies and their subsidiary banks: the Tier 1 leverage ratio and the risk-based capital requirements. Bank holding companies and their subsidiary banks must maintain a minimum Tier 1 leverage ratio of 4%. In addition, Tier 1 capital must equal 4% of risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth or making acquisitions, as well as institutions with supervisory or operational weaknesses, will be expected to maintain capital positions well above these minimum levels.

         At December 31, 1995, the Bulloch Bank had a Tier 1 leverage ratio of 10.3%, a Tier 1 risk-based ratio of 17.9% and a Total risk-based ratio of 19.7%, and the Metter Bank had a Tier 1 leverage ratio of 9.4%, a Tier 1 risk-based ratio of 15.1% and a Total risk-based ratio of 17.1%.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act") imposes a regulatory matrix which requires the Federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDIC Act mandates that the institution be placed in receivership.

         Pursuant to regulations promulgated under the FDIC Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDIC Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:


                                                    RISK-BASED         TIER 1 RISK-
  CAPITAL CATEGORY            TIER 1 CAPITAL         CAPITAL           BASED CAPITAL       OTHER
  ----------------            --------------        ----------         -------------       -----
  Well Capitalized              5% or more          10% or more        6% or more           Not subject to a
                                                                                            capital
                                                                                            directive

  Adequately Capitalized        4% or more          8% or more         4% or more                  ---

  Undercapitalized              less than 4%        less than 8%       less than 4%                ---

  Significantly                 less than 3%        less than 6%       less than 3%                ---
  Undercapitalized

  Critically                    2% or less                 ---                ---                  ---
  Undercapitalized              tangible equity

         The undercapitalized, significantly undercapitalized and critically undercapitalized categories overlap; therefore, a critically undercapitalized institution would also be an undercapitalized institution and a significantly undercapitalized institution. This overlap ensures that the remedies and restrictions prescribed for undercapitalized institutions will also apply to institutions in the lowest two categories.

         The down-grading of an institution's category is automatic in two situations: (1) whenever an otherwise well- capitalized institution is subject to any written capital order or directive, and (2) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The Federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels.

         All insured institutions regardless of their level of capitalization are prohibited by the FDIC Act from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

         At December 31, 1995, the Company and the Banks had the requisite capital levels to qualify as well-capitalized.

         The FDIC has adopted or currently proposes to adopt other rules pursuant to the FDIC Act that include: (1) real estate lending standards for banks, which would provide guidelines concerning loan-to-value ratios for various types of real estate loans; (2) revision to the risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks proposed by "non-traditional activities"; (3) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (4) a rule restricting the ability of depository institutions that are not well capitalized from accepting brokered deposits; (5) rules addressing various "safety and soundness" issues, including operations and managerial standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institutions; (6) rules mandating enhanced financial reporting and audit requirements; and (7) rules restricting the ability of a state bank, or a subsidiary thereof, to engage as principal in activities not permissible for a national bank or make any investment not permissible for a national bank.

                           FDIC Insurance Assessments

         In July 1993, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, and replaced a transitional system that the FDIC had used for the 1993 calendar year, assigns an institution to one of three capital categories: (1) well-capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

         Once the designated ratio for the BIF was reached, which appears to have occurred some time during May 1995, the FDIC was authorized to reduce the minimum assessment rate below 23 basis points and to set future assessment rates at such levels that would maintain a fund's reserve ratio at the designated level. In August 1995, the FDIC adopted final regulations reducing the assessment rates for BIF-member banks. Under the revised schedule, BIF-member banks, starting with the second half of 1995, will now pay assessments ranging from 4 basis points to 31 basis points, with an average assessment rate of 4.5 basis points. Refunds, with interest, were paid for assessments for the month(s) after the month in which the designated reserve ratio for the BIF was reached, as well as for the quarterly payment made on September 30, 1995, assuming that the designated reserve ratio was achieved prior to June 30, 1995. At the same time, the FDIC elected to retain the existing assessment rate of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund. More recently, on November 14, 1995, the FDIC announced that, beginning in 1996, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size.

         On July 28, 1995, the FDIC, the Treasury Department, and the OTS released statements outlining a proposed plan to recapitalize the SAIF, certain features of which were subsequently agreed upon by members of the Banking Committees of the U.S. House of Representatives and the Senate on November 7, 1995 in negotiations to reconcile differences in bills on the issue that had been introduced or partially adopted by each body. Under the agreement, all SAIF-member institutions would pay a special assessment to the SAIF of approximately 80 basis points, the amount that would enable the SAIF to attain its designated reserve ratio of 1.25%. The special assessment would be payable on January 1, 1996, based on the amount of deposits held as of March 31, 1995. BIF-insured institutions holding SAIF-assessed deposits would receive a 20% reduction in the assessment rate and would pay a one-time assessment of 64 basis points. The agreement also provides that the assessment base for the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation would be expanded to include deposits of both BIF- and SAIF-insured institutions, with BIF members paying approximately 75% of the interest on such obligations. The committee members further agreed that the BIF and SAIF should be merged on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. At this time, the Company is not able to predict if the recapitalization will take place, the timing or exact amount of any SAIF special assessment that might be required. As of December 31, 1995, the Banks held no SAIF-assessed deposits.

     Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

                                      CRA

         On April 19, 1995, the Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (1) a lending test which will compare the institutions's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (2) a services test which will evaluate the provision of services that promote the availability of credit to low- and moderate-income areas, and (3) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

         As of the most recent CRA examination in each Bank, the Bulloch Bank was assigned a rating of "satisfactory", and the Metter Bank was assigned a rating of "outstanding."

                                  Fair Lending

         Congress and various Federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

         On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and to specify the factors the agencies will consider in determining if lending discrimination exits, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified:
(1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

                              Future Requirements

         Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Banks may be affected by such statute or regulation.

                                Monetary Policy

         The earnings of the Company are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

         The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

                                STATISTICAL DATA

    The tables and schedules set forth on the following pages provide certain significant statistical data with respect to the Company's: (a) Consolidated Average Balance Sheets,(b) Distribution of Assets, Liabilities and
Shareholders' Equity; Interest Rates and Interest Differential, (c) Investment Portfolio, (d) Loan Portfolio, (e) Summary of Loan Loss Experience, (f)
Deposits and (g) Return on Equity and Assets.  The information should be read in conjunction with the consolidated financial statements and related notes of the Company.
--------------------------------------------------------------------------------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                     CONSOLIDATED AVERAGE BALANCE SHEETS

                                                        YEAR ENDED DECEMBER 31
                                           ------------------------------------------
                                                 1995           1994           1993
ASSETS
Cash and Due from Banks:
  Interest Bearing Deposits............... $ 12,556,038   $  2,348,715   $  1,014,675
  Non-Interest Bearing Deposits and Cash..    8,240,712      7,893,833      7,963,018
                                           ------------   ------------   ------------
     Total Cash and Due from Banks........   20,796,750     10,242,548      8,977,693
                                           ------------   ------------   ------------
Investment Securities...................     74,160,943     62,769,844     56,156,239
Federal Funds Sold........................    1,524,384      7,142,665      5,203,149
Loans.....................................  171,835,994    156,920,078    151,602,563
  Less: Unearned Interest.................      (37,478)       (50,315)       (44,625)
        Allowance for Loan Losses.........   (3,223,544)    (2,928,099)    (2,823,739)
                                           ------------   ------------   ------------
  Net Loans...............................  168,574,972    153,941,664    148,734,199
                                           ------------   ------------   ------------
Interest Receivable.......................    3,616,382      2,821,728      2,841,914
Premises and Equipment, Net...............    3,435,235      3,128,225      3,095,093
Other Real Estate.........................      334,364        410,563        484,422
Other Assets..............................    2,158,350      2,183,077      1,840,660
                                           ------------   ------------   ------------
    Total Assets.......................... $274,601,380   $242,640,314   $227,333,369
                                           ============   ============   ============

LIABILITIES
Deposits:
  Demand.................................. $ 28,618,218   $ 26,523,971   $ 23,786,716
  NOW Accounts............................   35,134,661     31,234,611     27,776,282
  Money Market Deposit Accounts...........   32,868,866     33,789,638     30,692,617
  Savings.................................   10,927,068     10,511,632      9,600,291
  Time ($100,000 and above)...............   58,755,518     44,194,763     43,023,321
  Other Time..............................   70,756,598     65,507,533     65,752,905
                                           ------------   ------------   ------------
    Total Deposits........................  237,060,929    211,762,148    200,632,132

Other Borrowed Money......................    5,529,040      2,709,489        646,268
Interest Payable and Accrued Liabilities..    3,355,346      2,556,516      2,551,458
                                           ------------   ------------   ------------
    Total Liabilities.....................  245,945,315    217,028,153    203,829,858
                                           ------------   ------------   ------------

Shareholders' Equity:
Common Stock..............................    2,661,795      2,661,939      2,661,939
Additional Paid-in Capital................    5,265,786      5,267,734      5,267,734
Retained Earnings.........................   20,994,587     18,049,315     15,573,838
Unrealized Loss on Investment
  Securities Available for Sale...........     (266,103)      (366,827)
                                           ------------   ------------   ------------
    Shareholders' Equity..................   28,656,065     25,612,161     23,503,511
                                           ------------   ------------   ------------
    Total Liabilities and
      Shareholders' Equity................ $274,601,380   $242,640,314   $227,333,369
                                           ============   ============   ============

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

         DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                 YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------
                                                         1995                             1994
                                       ---------------------------------  ------------------------------------
                                          AVERAGE     INTEREST   YIELD/     AVERAGE      INTEREST      YIELD/
                                          BALANCE      EARNED    RATE       BALANCE       EARNED        RATE
                                       ------------  -----------  ------   ---------     ---------     ------
ASSETS
Interest Earning Assets:
  Interest Bearing Deposits:
    Domestic...............            $ 12,556,038  $   755,892    6.02%  $  2,348,715  $   138,028   5.88%
  Investment Securities:
    Taxable................              59,818,034    3,633,663    6.07     50,541,708    2,772,145   5.48
    Tax Exempt(1)..........              14,342,909      858,320    8.54     12,228,136      747,987   8.74
  Federal Funds Sold.......               1,524,384       88,452    5.80      7,142,665      264,641   3.71
  Loans (Less Unearned):
    Taxable................             168,300,398   18,281,291   10.86    152,865,461   14,773,645   9.66
    Tax Exempt(1)..........               3,498,118      249,364   10.27      4,004,302      216,501   7.66
                                       ------------ ------------   -----   ------------  -----------   ----
Interest Earning
 Assets(1).................             260,039,881   23,866,982    9.36    229,130,987   18,912,947   8.43

Non-Interest Earning
 Assets:
  Cash and Due from
   Banks...................               8,240,712                            7,893,833
  Premises and Equipment,
   Net.....................               3,435,235                            3,128,225
  Other Real Estate........                 334,364                              410,563
  Other Assets.............               5,774,732                            5,004,805
  Less: Allowance for
        Loan Losses........              (3,223,544)                          (2,928,099)
                                       ------------                         ------------

    Total..................            $274,601,380                         $242,640,314
                                       ============                         ============

                                                 YEAR ENDED DECEMBER 31,

                                    -------------------------------------------------
                                                         1993
                                    -------------------------------------------------
                                         AVERAGE            INTEREST          YIELD/
                                         BALANCE             EARNED            RATE
                                      ------------         -----------        ------
ASSETS
Interest Earning Assets:
  Interest Bearing Deposits:
    Domestic...............           $  1,014,675         $    99,669         9.82%
  Investment Securities:
    Taxable................             45,144,384           2,711,658         6.01
    Tax Exempt(1)..........             11,011,855             687,282         8.92
  Federal Funds Sold.......              5,203,149             152,519         2.93
  Loans (Less Unearned):
    Taxable................            147,354,172          13,562,944         9.20
    Tax Exempt(1)..........              4,203,766             223,491         7.52
                                      ------------         -----------         -----
Interest Earning
 Assets(1).................            213,932,001          17,437,563         8.33

Non-Interest Earning
 Assets:
  Cash and Due from
   Banks...................              7,963,018
  Premises and Equipment,
   Net.....................              3,095,093
  Other Real Estate........                484,422
  Other Assets.............              4,682,574
  Less: Allowance for
        Loan Losses........             (2,823,739)
                                      ------------

    Total..................           $227,333,369
                                      ============

                  FIRST BANKING COMPANY OF SOUTHEAST GEORGIA


                                                              YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------
                                                       1995                               1994
                                         --------------------------------    --------------------------------
                                          Average      Interest   Yield/     Average       Interest   Yield/
                                          Balance        Paid      Rate      Balance         Paid      Rate
                                        -----------  -----------  ------    -----------  -----------  ------
LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Interest Bearing Liabilities:
 Deposits:
   NOW and Savings.........            $ 46,061,729  $ 1,415,894   3.07%   $ 41,746,243  $ 1,185,215   2.84%
   Money Market Deposit
    Accounts...............              32,868,866    1,176,067   3.58      33,789,638    1,063,454   3.15
Time:
   Certificates of Deposits
    over $100,000..........              58,755,518    3,548,649   6.04      44,194,763    2,066,015   4.67
   Other Time..............              70,756,598    4,112,853   5.81      65,507,533    2,862,364   4.37
Other Borrowed Money.......               5,529,040      399,590   7.23       2,709,489      165,414   6.10
                                        -----------   ----------   ----    ------------  -----------   ----
Total Interest Bearing
 Liabilities...............             213,971,751   10,653,053   4.98     187,947,666    7,342,462   3.91
                                                      ----------                         -----------

Non-Interest Bearing
 Liabilities:
  Demand Deposits.........               28,618,218                          26,523,971
  Other...................                3,355,346                           2,556,516

Shareholders' Equity......               28,656,065                          25,612,161
                                       ------------                        ------------
  Total...................             $274,601,380                        $242,640,314
                                       ============                        ============

Net Interest Earnings.....                           $13,213,929                         $11,570,485
                                                     ===========                         ===========

Net Yield on Interest
  Earning Assets (1).....                                          5.26%                               5.23%
                                                                   ====                                ====

                                                   YEAR ENDED DECEMBER 31,
                                         -----------------------------------------
                                                            1993
                                         -----------------------------------------
                                            Average            Interest     Yield/
                                            Balance              Paid        Rate
                                         -------------       -----------    ------
LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Interest Bearing Liabilities
 Deposits:
   NOW and Savings.........              $ 37,376,573        $ 1,078,808     2.89%
   Money Market Deposit
    Accounts...............                30,692,617            932,578     3.04
Time:
   Certificates of Deposits
    over $100,000..........                43,023,321          1,857,041     4.32
   Other Time..............                65,752,905          2,910,285     4.43
Other Borrowed Money.......                   646,268             37,084     5.74
                                         ------------        -----------     ----
Total Interest Bearing
 Liabilities...............               177,491,684          6,815,796     3.84
                                                             -----------

Non-Interest Bearing
 Liabilities:
  Demand Deposits.........                 23,786,716
  Other...................                  2,551,458

Shareholders' Equity......                 23,503,511
                                         ------------
  Total...................               $227,333,369
                                         ============

Net Interest Earnings.....                                   $10,621,767
                                                             ===========

Net Yield on Interest
  Earning Assets (1).....                                                    5.15%
                                                                             ====

1. Yields have been calculated on a tax equivalent basis assuming a tax rate of 34 percent. The tax equivalent rate has been reduced by 0.35% to allow for estimated disallowance of interest expense.

2.  Loan fees included in total interest income are as follows:

    1995 - $525,429              1994 - $477,795             1993 - $409,797

3.  No separate treatment has been made for non-accrual loans.

                  FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

   The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rate for the periods indicated. There were no out-of-period items and adjustments required to be excluded from the table.

                                                  1995 COMPARED TO 1994
                                                INCREASE (DECREASE) DUE TO
                                     ----------------------------------------------
                                      VOLUME(1)         RATE(1)              NET
                                     ----------       -----------        ----------
Interest Income:
  Interest Bearing Deposits......... $  614,497      $     3,367       $  617,864
  Loans:
    Taxable.........................  1,572,729        1,934,917        3,507,646
    Tax-Exempt......................    (19,383)          52,246           32,863
  Investments:
    Taxable.........................    542,995          318,523          861,518
    Tax-Exempt......................    127,158          (16,825)         110,333
  Federal Funds Sold................   (620,802)         444,613         (176,189)
                                     ----------      -----------       ----------
Total Interest Income...............  2,217,194        2,736,841        4,954,035
                                     ----------      -----------       ----------

Interest Expense:
  NOW and Savings...................    129,346          101,333          230,679
  Money Market Deposit Accounts.....    (28,087)         140,700          112,613
  Certificate of Deposits
   Over $100,000....................    784,292          698,342        1,482,634
  Other Time........................    244,601        1,005,888        1,250,489
  Other Borrowed Money..............    198,789           35,387          234,176
                                     ----------      -----------       ----------
Total Interest Expense..............  1,328,941        1,981,650        3,310,591
                                     ----------      -----------       ----------


Net Interest Earnings............... $  888,253      $   755,191       $1,643,444
                                     ==========      ===========       ==========


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change of each.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

   The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rate for the periods indicated. There were no out-of-period items or adjustments required to be excluded from the table.

                                                    1994 COMPARED TO 1993
                                                  INCREASE (DECREASE) DUE TO
                                        --------------------------------------------
                                        VOLUME(1)         RATE(1)             NET
                                        ---------        ---------        ----------
Interest Income:
  Interest Bearing Deposits........... $   55,206       $  (16,847)       $   38,359
  Loans:
    Taxable...........................    518,093          692,608         1,210,701
    Tax-Exempt........................    (11,504)           4,514            (6,990)
  Investments:
    Taxable...........................    230,523         (170,036)           60,487
    Tax-Exempt........................     74,275          (13,570)           60,705
  Federal Funds Sold..................     65,409           46,713           112,122
                                       ----------       ----------        ----------
Total Interest Income.................    932,002          543,382         1,475,384
                                       ----------       ----------        ----------


Interest Expense:
  NOW and Savings.....................    124,889          (18,482)          106,407
  Money Market Deposit Accounts.......     96,332           34,544           130,876
  Certificate of Deposits
   Over $100,000......................     52,565          156,409           208,974
  Other Time..........................    (10,351)         (37,570)          (47,921)
  Other Borrowed Money................    125,857            2,473           128,330
                                       ----------       ----------        ----------
Total Interest Expense................    389,292          137,374           526,666
                                       ----------       ----------        ----------


Net Interest Earnings................. $  542,710       $  406,008        $  948,718
                                       ==========       ==========        ==========


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.


An interest rate sensitivity analysis is contained in Item 6, "Management's Discussion and Analysis or Plan of Operation - Interest Rate Sensitivity," which is incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1995.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA


                              INVESTMENT PORTFOLIO


The following table sets forth the carrying amounts of investment securities available for sale at the dates indicated:

                                                       December 31
                                          ----------------------------------------
                                              1995           1994          1993
                                          -----------    -----------    ----------
U.S. Treasury Securities..................$22,594,548    $31,031,134    $27,449,037
U.S. Government Agencies.................. 20,588,416      9,732,529     11,024,088
States and Political Subdivisions.........  4,899,323      3,447,085      2,444,924
Other.....................................  1,281,602      1,126,502        246,502
                                          -----------    -----------    -----------
                                          $49,363,889    $45,337,250    $41,164,551
                                          ===========    ===========    ===========


No securities of a single issuer held by the company, excluding U. S. Treasury and U. S. Government Agencies, exceeded 10% of total stockholder's equity in 1995, 1994, and 1993.

The following table sets forth the maturities of investment securities available for sale at December 31, 1995, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

                                                                           MATURING
                                    -------------------------------------------------------------------------------------
                                             Within             After One But      After Five But             After
                                            One Year          Within Five Years   Within Ten Years          Ten Years
                                    --------------------    --------------------  -----------------   -------------------
                                         AMOUNT   YIELD         AMOUNT    YIELD      AMOUNT  YIELD        AMOUNT   YIELD
                                    --------------------    --------------------  -----------------   -------------------
U.S. Treasury Securities............ $ 8,625,968   5.12%    $13,968,580    5.20%
U.S. Government Agencies............   3,324,846   5.38      15,277,070    5.45   $1,986,500  6.10%
States and Political Subdivisions(1)                            442,986    5.73    2,291,472  6.36      2,164,865   7.06%
Other...............................                                                                    1,281,602
                                     -----------   -----    -----------    -----   ----------  -----   ----------   -----
                                     $11,950,814   5.19%    $29,688,636    5.34%  $4,277,972  6.24%    $3,446,467   7.06%
                                     ===========   ======   ===========    =====  ==========  =====    ==========   =====

(1) Weighted average yields on tax exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34 percent. The tax equivalent rate has been reduced by 0.35% to allow for estimated disallowance of interest expense.

The following table sets forth the carrying amounts of investment securities held to maturity at the dates indicated:

                                                        DECEMBER 31,
                                        -----------------------------------------
                                        1995               1994              1993
U.S. Treasury Securities........... $ 6,985,104        $ 3,969,386       $ 2,001,747
U.S. Government Agencies...........  17,221,506          3,163,026         3,671,058
States and Political Subdivisions..  11,571,495         10,152,297         9,067,783
Other..............................
                                    -----------        -----------       -----------
                                    $35,778,105        $17,284,709       $14,740,588
                                    ===========        ===========       ===========

No securities of a single issuer held by the company, excluding U. S. Treasury and U. S. Government Agencies, exceeded 10% of total stockholder's equity in 1995, 1994, and 1993.

The following table sets forth the maturities of investment securities held to maturity at December 31, 1995, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):


                                                                            MATURING
                                    -----------------------------------------------------------------------------------
                                              Within            After One But       After Five But         After
                                             One Year         Within Five Years    Within Ten Years      Ten Years
                                    ---------------------  ---------------------  -----------------   -----------------
                                        AMOUNT     YIELD       AMOUNT     YIELD     AMOUNT   YIELD      AMOUNT   YIELD
                                    ---------------------  ---------------------  -----------------   -----------------
U.S. Treasury Securities...........  $ 4,994,528   7.11%    $ 1,990,576    6.83%
U.S. Government Agencies...........   15,677,376   6.18       1,544,130    8.60
States and Political Subdivisions.(1)  1,002,372   9.48       3,993,368    9.14    $4,248,166 8.96%    $2,327,589 8.59%
                                     -----------   -----    -----------    -----   ---------- -----    ---------- -----
                                     $21,674,276   6.55%    $ 7,528,074    8.42%   $4,248,166 8.96%    $2,327,589 8.59%
                                     ===========   =====    ===========    =====   ========== =====    ========== =====


(1) Weighted average yields on tax exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34 percent. The tax equivalent rate has been reduced by 0.35% to allow for estimated disallowance of interest expense.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA


                                 LOAN PORTFOLIO


    The amount of loans outstanding at the indicated dates is shown in the following table according to type of loan:

                                                                    DECEMBER 31,
                                         ---------------------------------------------------------------------------
                                              1995           1994             1993            1992           1991
Commercial, Financial and Agricultural.. $ 41,280,234    $ 55,096,116    $ 57,037,018    $ 55,972,956   $ 35,654,640
Real Estate - Construction..............    5,234,638       2,515,933       3,194,298       1,915,874      2,798,188
Real Estate - Mortgage..................  120,820,728      88,492,433      75,569,603      75,190,682     90,750,776
Installment Loans to Individuals........   14,544,017      16,682,556      15,850,252      16,886,055     16,058,506
                                         ------------    ------------    ------------    ------------   ------------
    Total............................... $181,879,617    $162,787,038    $151,651,171    $149,965,567   $145,262,110
                                         ============    ============    ============    ============   ============

    The maturities of the indicated loans at December 31, 1995 are as follows:


                                                            MATURING
                                     -------------------------------------------------------
                                                     AFTER ONE
                                        WITHIN      BUT WITHIN      AFTER
                                       ONE YEAR     FIVE YEARS    FIVE YEARS       TOTAL
                                     -------------------------------------------------------
Commercial, Financial and
  Agricultural....................... $24,105,712   $ 9,307,178   $7,867,344    $41,280,234
Real Estate-
  Construction.......................   4,930,866       303,772                   5,234,638
                                      -----------   -----------   ----------    -----------

    Total............................ $29,036,578   $ 9,610,950   $7,867,344    $46,514,872
                                      ===========   ===========   ==========    ===========


               INTEREST SENSITIVITY OF COMMERCIAL, FINANCIAL AND
                AGRICULTURAL AND REAL ESTATE-CONSTRUCTION LOANS
                               December 31, 1995


                                                   ---------------------------------------

                                                    FIXED          VARIABLE
                                                    RATE             RATE         TOTAL

                                                   ---------------------------------------
Due After One But Within
  Five Years.....................................  $ 1,550,806   $ 8,060,144   $ 9,610,950
Due After Five Years.............................    2,441,112     5,426,232     7,867,344
                                                   -----------   -----------   -----------

    Total........................................  $ 3,991,918   $13,486,376   $17,478,294
                                                   ===========   ===========   ===========

The Company's loan portfolio consists of the following categories of loans:

Commercial, Financial and Agricultural. Commercial, Financial and Agricultural loans consist of all business and agricultural loans not secured by real estate. The borrowers in this category are small to medium sized businesses located in the market area of the Company. Most loans in this category are collateralized. Types of collateral include accounts receivable, inventory, equipment, furniture and fixtures, and certificates of deposit. Risks associated with these type loans include bankruptcy, economic downturn, deteriorating collateral, crop failure as a result of extreme or poor weather, and changes in market prices for underlying crops, in the case of agricultural loans.

Real Estate - Construction. Loans classified as construction loans are typically made short-term to finance the construction of residential (1-4 family) dwellings, have permanent take-out mortgages approved and will be fully repaid upon completion of construction. Builder financing is generally discouraged. Such loans require site inspections and evaluations prior to the payment of any draws. Risks associated with such loans include cost overruns and interest rate movements.

Real Estate - Mortgage. Loans classified as mortgage real estate include all loans secured by real estate which were made for commercial, financial or agricultural purposes and which are not construction loans. The primary collateral on such loans is first lien mortgages, but also includes second-mortgage positions. Risks associated with this type loan are typically the same as those classified "Commercial, Financial, and Agricultural."

Installment Loans to Individuals. Installment loans to individuals consists of consumer loans made for personal, household and family purposes, such as home improvement and automobile purchases. Types of collateral include automobiles, mobile homes, savings accounts, and stock. Risks associated with such loans include deteriorating collateral, general economic downturn, and bankruptcy.

Credit Underwriting and Monitoring. It is the practice of the Company to meet the credit needs of qualified borrowers within its market area at a reasonable price. The extent and amount of collateral required is based on factors such as the character of the borrower, his financial condition, his ability to service the debt according to a predetermined repayment plan, his credit history, and the loan purpose. Because each loan is evaluated on its own merit, there are no predetermined or minimal loan-to-value ratios or lien positions, except as provided by bank regulators in the case of real estate loans. State banking regulations require that, in the absence of other acceptable collateral, a real estate loan be less than or equal to 90% and 75% of the appraised value of the real estate taken as security in the case of an amortizing loan and of a nonamortizing loan, respectively.

In 1992 the Company adopted and implemented a comprehensive loan policy which individually addresses the various types and purposes of loans the Banks can make and defines acceptable collateral. The lending policy emphasizes the financial strength and cash flow position of the borrower and considers collateral as the last resort source of repayment. The Company also established in 1992 a formal loan classification and grading system, performed as a separate and independent function within the Company. All loans are assigned a grade and are subject to review based on the perceived risk of loss to the Company. Such review includes verification of all necessary documentation as well as financial statement analysis and compliance with regulations and bank policy.

Economy of the Market Area. The Company's primary market area is comprised of Bulloch, Candler and contiguous counties of southeast Georgia. The local economy is a diversified mix of retail and service, manufacturing and agriculture. Statesboro-Bulloch County is a retail hub which draws from an eight county area and is also the home of Georgia Southern University, enrolling 14,000 students and employing 2,000 faculty and staff. Ogeechee Technical Institute, which opened in 1992 and currently enrolls 1,600 students, is one of the top three fastest-growing technical schools in the southeastern
U. S. and is a drawing card for industries looking to locate in southeast Georgia. Metter-Candler County has also experienced commercial development in terms of motels, restaurants, and gas stations around the Interstate 16 interchange which cater to travelers. Ceran Language Institute, a language school headquartered in Belgium, recently established its first U. S. facility in Metter-Candler County and is designed to provide intense instruction in the English language to foreign executives.

In the manufacturing sector the Company's market area is home to seventy manufacturers, ranging from meat packing, lumber mills, grey-iron foundry, meter and valve production, and garment manufacturing to computer form production, steel recycling, and lawn mower engines. The local economy experienced a major boost with the relocation of Briggs and Stratton, the world's largest manufacturers of small gasoline engines, a new 1.5 million square foot Wal-Mart Distribution Center, which supplies seasonal goods to Wal-Mart stores for approximately one-third of the U. S., and a major expansion in Metter of Wallace Computer Services, one of the largest providers of computer forms and supplies in the nation. These three projects alone added over 800 jobs to the local economy.

Agriculture and agribusiness accounts for approximately one-third of the local economy in terms of economic impact. Major cash producers include Vidalia onions, peanuts, cotton, forestry, tobacco, corn, poultry, beef and swine. The resurgence of cotton has led to the construction of three cotton gins in the area and the major upgrading of an existing one. A technological advance in controlled atmospheric storage enables Vidalia onion growers to store their crop and ship year-round all across the nation.





                                       NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                       DECEMBER 31,
                            ---------------------------------------------------------------
                                1995          1994          1993         1992        1991
Nonaccrual Loans........... $  403,293    $  181,572    $  351,505      $ 99,013   $209,861
Accruing Loans Past Due
  at least 90 days.........    175,858       134,638       128,115       223,027    127,076
Restructured Loans.........    750,550     1,039,729       413,897                  154,596
                            ----------    ----------    ----------      --------   --------
Total Nonperforming Loans..  1,329,701     1,355,939       893,517       322,040    491,533
Other Real Estate..........    306,500       306,500       504,000       379,000    178,500
                            ----------    ----------    ----------      --------   --------
 Total Nonperforming Assets $1,636,201    $1,662,439    $1,397,517      $701,040   $670,033
                            ==========    ==========    ==========      ========   ========

Interest income that would have been recorded on these nonperforming loans in accordance with their original terms amounted to $93,021, $91,193, $78,758, $6,696 and $50,906 in 1995, 1994, 1993, 1992 and 1991, respectively, compared with amounts received of $52,879, $53,961, $23,553, $1,438 and $25,313 for such years, respectively.

Nonaccrual loans by loan category included $352,000 in real estate-mortgage, $34,000 in installment loans to individuals, and $17,000 in commercial loans.

Loans are placed on non-accrual status when management does not consider the collection of interest to be reasonably assured. It is the Company's policy to allow any loan past due greater than 90 days to remain on an accrual basis if it is well collateralized and in process of collection. All loans 120 days past due, however, are charged-off.

                              LOAN CONCENTRATIONS

    Approximately 10% of the Banks' loan portfolio consisted of secured and unsecured agriculturally related loans at December 31, 1995. These loans are to borrowers in various aspects of agriculture, including irrigated and non-irrigated row crops, food and feed grain, livestock and other enterprises, such as timber and pecans. They could be impacted by an unfavorable production relationship associated with unfavorable weather conditions or an unfavorable farm to market economic relationship.



                                     OTHER

    The Banks have no foreign loans or significant potential problem loans that are not already disclosed herein nor any other significant interest bearing assets required to be disclosed.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                        SUMMARY OF LOAN LOSS EXPERIENCE

    The following table summarizes average loan balances; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category; and additions to the allowance which have been charged to expense:

                                                                             YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------
                                                         1995         1994          1993           1992          1991

Average Amount of Loans.........................     $171,798,516  $156,869,763  $151,557,938  $148,745,465  $142,637,422
                                                     ============  ============  ============  ============  ============
Analysis of the Allowance for Loan Losses:
Balance at Beginning of Period..................     $  3,005,297  $  2,661,759  $  2,600,217  $  2,352,812  $  1,789,423
                                                     ------------  ------------  ------------  ------------  ------------
Loans Charged off:
  Commercial, Financial and Agricultural........           50,159        62,617       187,463       403,756       404,778
  Real Estate - Mortgage........................                          2,514        34,738        29,797
Installment Loans to Individuals..............            222,593       232,462       392,052       211,696       196,382
                                                     ------------  ------------  ------------  ------------  ------------
      Total Loans Charged off...................          272,752       297,593       614,253       645,249       601,160
                                                     ------------  ------------  ------------  ------------  ------------
Recoveries on Loans Previously Charged off:
  Commercial, Financial and Agriculture.........            8,464        31,328        30,904        31,001        34,980
  Real Estate - Construction....................                                                                      499
  Real Estate - Mortgage........................
Installment Loans to Individuals................           43,565        75,230        58,123        41,623        15,220
                                                     ------------   -----------  ------------  ------------  ------------
      Total Recoveries..........................           52,029       106,558        89,027        72,624        50,699
                                                     ------------   -----------  ------------  ------------  ------------
Net Loans Charged off...........................          220,723       191,035       525,226       572,625       550,461
Additions to Allowance Charged to Expense.......          560,000       534,573       586,768       820,030     1,113,850
                                                     ------------   -----------  ------------  ------------  ------------
Balance at End of Period........................     $  3,344,574   $ 3,005,297  $  2,661,759  $  2,600,217  $  2,352,812
                                                     ============   ===========  ============  ============  ============

Ratio of Net Charge-offs during the period
 to Average Loans Outstanding...................             .13%          .12%          .35%          .38%          .39%
                                                     ============   ===========  ============  ============  ============
Provision for Loan Losses shown on the
 Selected Financial Data........................     $    560,000   $   534,573  $    586,768  $    820,030  $  1,113,850
                                                     ============   ===========  ============  ============  ============

    The Registrant's provision for loan losses is based upon management's continuing review and evaluation of the portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant amounts, management's review consists of evaluations of the financial strength of the borrowers and the related collateral. Such evaluation is made by classifying loans based on values for financial strength. These classifications are assigned by responsible loan officers and reviewed by the Loan Review Officer. The totals by loan classification, along with related historical loss ratios, are used to determine the allowance required to provide for potential losses. The review of groups of loans which are individually insignificant is based upon delinquency status of the group, lending policies and previous collection experience by each category. Also, the effects of current economic conditions on specific industries or classes of borrowers are considered in determining allowance for loan loss requirements.

   The approximate anticipated amount of charge-offs by category during 1996 is as follows:

Commercial, Financial and Agricultural.......................................... $250,000
Real Estate - Mortgage..........................................................
Installment Loans to Individuals................................................  100,000
                                                                                 --------
   Total........................................................................ $350,000
                                                                                 ========

                                    DEPOSITS

    The Average Amount of Deposits is summarized for the periods indicated in the following table:

                                                  YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                        1995              1994             1993
Deposits:
  Demand..........................  $ 28,618,218      $ 26,523,971     $ 23,786,716
  NOW.............................    35,134,661        31,234,611       27,776,282
  Money Market....................    32,868,866        33,789,638       30,692,617
  Savings.........................    10,927,068        10,511,632        9,600,291
  Time ($100,000 and above).......    58,755,518        44,194,763       43,023,321
  Other Time......................    70,756,598        65,507,533       65,752,905
                                    ------------      ------------     ------------

    Total.........................  $237,060,929      $211,762,148     $200,632,132
                                    ============      ============     ============

    For rates paid on deposits for the years ended December 31, 1995 and 1994, see Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     As of December 31, 1995, Time Deposits of $100,000 or more totaled $67,184,574. The maturities of all Time Deposits over $ 100,000 are as follows:

  3 months or less................   $28,548,196
  Over 3 through 6 months.........    16,933,837
  Over 6 through 12 months........    11,624,964
  Over 12 months..................    10,077,577
                                     -----------

    Total.........................   $67,184,574
                                     ===========

                          RETURN ON EQUITY AND ASSETS

    The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                        1995              1994             1993
Percentage of Net Income to:
 Average Total Assets.............      1.65%             1.42%            1.43%
 Average Shareholders' Equity.....     15.83             13.47            13.80

Percentage of Dividends Declared per
 Common Share to Net Income per
  Common Share....................     28.09             28.94            24.62

Percentage of Average Shareholders'
 Equity to Average Total Assets...     10.44             10.56            10.35


                             SHORT-TERM BORROWINGS

    There were no short-term borrowings for which the average balance outstanding during the period was more than 30% of shareholders' equity at the end of each of the years ended December 31, 1995, 1994 and 1993.

ITEM 2.  PROPERTIES

         The Registrant's and Bulloch Bank's main office is located at 40 North Main Street, Statesboro, Georgia.

         The first of Bulloch Bank's three branches was opened January 17, 1972, and is located in Portal, Georgia, a farming community twelve miles north of Statesboro, Georgia. A second branch is located at the Statesboro Mall, which is approximately one mile east of the main office. Bulloch Bank's third branch office is approximately one mile south of the main office and near Georgia Southern University in the College Plaza Shopping Center. Bulloch Bank maintains four automated teller machines located at the Mall Office, the College Plaza Office, near the junction of U.S. Highways 301 and 80 (the "Northside ATM"), and the campus of Georgia Southern University on Chandler Road and in the University Union Building. The Northside ATM is equipped with a night depository, a service not available at the other ATMs. These machines enable the Bank to provide twenty-four hour banking services to its customers.

         Bulloch Bank owns all the properties except three of the ATM locations. The Northside ATM land is currently leased on a month to month basis. The Chandler Road location is currently leased for a three year term until May 1996, and the University Union location is leased on a month to month basis.

         Metter Bank's main office is located at 2 S.E. Broad Street, Metter, Georgia. Metter Bank has one drive-in facility and an ATM located approximately 200 yards southeast of the main office and during 1990 opened a branch in a supermarket which is approximately one-half mile from the main office. Metter Bank owns all the properties except the supermarket branch facility, which is currently under a two year lease expiring in July 1997.

         All properties of the Banks are in good condition and are adequate for the current operations of the Banks.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Registrant nor either of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Banks, nor to the knowledge of management are any such proceedings contemplated or threatened against the Registrant or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         As of March 14,1996, the Company had 844 shareholders of record. The common stock of the Company is traded on the Nasdaq National Market System under the symbol FBCG. The information reqarding the market price of the Company's common stock and dividends paid thereon is set forth in the Company's Annual Report to Shareholders for the year ended December 31, 1995 under "Selected Financial Data," and information regarding restrictions on the amounts of dividends payable is set forth in Note 8 of the Notes to Consolidated Financial Statements contained therein. Such information is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Management's Discussion and Analysis of Financial Condition and Results of Operations of the Financial Section of the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements, together with the applicable report of independent public accountants, are included in the Financial Section of the Annual Report to Shareholders for the year ended December 31, 1995 and are incorporated herein by reference:

         Consolidated Balance Sheets as of December 31, 1995 and 1994.

         Consolidated Statements of Income for Years Ended December 31, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

         Consolidated Statements of Shareholders' Equity for Years Ended December 31, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information appearing under the captions "Election of Directors -- Nominees and Continuing Directors", and "Executive Officers" on pages 2 through 4 and page 6, respectively, of the Proxy Statement (the "Proxy Statement") relating to the Annual Meeting of the Registrant's Shareholders, scheduled to be held on April 25, 1996, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

    The information appearing under the caption "Executive Compensation" on page 7 of the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing under the caption "Stock Ownership" on pages 8 through 11 of the Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing under the caption "Indebtedness of Directors and Officers" on page 8 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (a)    The following exhibits are filed with this Form 10-K:

           Exhibit No.                       Description
           -----------                       -----------
               3.1 - Amended and Restated Articles of Incorporation of the Registrant
                     (incorporated by reference to exhibit by same number in the
                      Registrant's Form 10-K for the year ended December 31, 1988.)

               3.2 - By-Laws of the Registrant, as amended February 28, 1990. *

              10.1 - Profit Sharing Plan, as restated December 29, 1994.**

              10.2 - Trust Agreement related to the Registrant's Profit Sharing Plan, as amended and restated December 30, 1988, effective January 1,
                     1989. *

              10.3 - Target Benefit Retirement Plan, as restated December 29, 1994.**

              10.4 - Trust Agreement related to the Registrant's Target Benefit
                     Retirement Plan, as amended and restated December 30, 1988, effective January 1, 1989*.

              10.5 - Employment Agreement dated February 20, 1996 between James Eli Hodges and the Registrant.

              13   - The Registrant's Annual Report to Shareholders for the year ended
                     December 31, 1995 (except for those portions specifically
                     incorporated by reference, the 1995 Annual Report to
                     Shareholders is not deemed to be filed as part of this report).

              21  -  Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 22 of Registrant's Annual Report on Form 10-K for the
                     year ended December 31, 1986).

              24  -  A Power of Attorney is set forth on the signature pages of this
                     Annual Report on Form 10-KSB.

              27  -  Financial Data Schedule (for SEC use only)

              * Incorporated herein by reference to exhibit of the same number in the
              Registrant's Form 10-K for the year ended December 31, 1989.

             ** Incorporated herein by reference to exhibit of the same number in the Registrant's Form 10-KSB for the year ended December 31, 1994.


4.  Executive Compensation Plans and Arrangements

    The following is a list of all of the Registrant's plans, management contracts and compensatory arrangements, together with the location of each such plan, contract or arrangement.



              Title                                         Location
              -----                                         --------
    Profit Sharing Plan, as amended           Exhibit 10.1 to the Registrant's Annual
    and restated December 28, 1994.           Report on Form 10-KSB for the year ended
                                              December 31, 1994.

    Trust Agreement related to the            Exhibit 10.2 to the Registrant's Annual
    Profit Sharing Plan, as amended           Report on Form 10-K for the year ended
    and restated December 30, 1988,           December 31, 1989.
    effective January 1, 1989.


    Target Benefit Retirement Plan,           Exhibit 10.3 to the Registrant's Annual
    as amended and restated December          Report on Form 10-KSB for the year ended
    28, 1994.                                 December 31, 1994.


    Trust Agreement related to the            Exhibit 10.4 to the Registrant's Annual
    Target Benefit Retirement Plan, as        Report on Form 10-K for the year ended
    amended and restated December 30,         year ended December 31, 1989.
    1988, effective January 1, 1989.

    Employment Agreement dated                Exhibit 10.5 to the Registrant's Annual
    February 20, 1996 between James           Report on Form 10-KSB for the year ended
    Eli Hodges and the Registrant.            December 31, 1995.

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST BANKING COMPANY OF
                                             SOUTHEAST GEORGIA
                                                (Registrant)

Date: March 28, 1996                By: /s/James Eli Hodges
     -------------------               --------------------------------
                                        JAMES ELI HODGES, PRESIDENT


                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Eli Hodges and Dwayne E. Rocker, and each of them, for him in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 28, 1996                    By: /s/James Eli Hodges
     ----------------------                --------------------------------
                                                   JAMES ELI HODGES
                                                 PRESIDENT & DIRECTOR
                                             (PRINCIPAL EXECUTIVE OFFICER)

Date: March 28, 1996                    By: /s/Julian C. Lane, Jr.
     ----------------------                --------------------------------
                                                  JULIAN C. LANE, JR
                                                     VICE PRESIDENT
                                                     AND DIRECTOR


Date: March 28, 1996                   By: /s/John M. Wilson, Jr.
     -----------------------              --------------------------------
                                                JOHN M. WILSON, SR.
                                                  VICE PRESIDENT
                                                   AND DIRECTOR

Date: March 28, 1996                   By: /s/Dwayne E. Rocker
     -----------------------              --------------------------------
                                                  DWAYNE E. ROCKER
                                                SECRETARY & TREASURER
                                                 (PRINCIPAL FINANCIAL &
                                                 ACCOUNTING OFFICER)

Date: March 28, 1996                   By: /s/E. Raybon Anderson
     -----------------------              -------------------------------
                                             E. RAYBON ANDERSON, DIRECTOR


Date: March 28, 1996                   By: /s/A. M. Braswell, Jr.
     -----------------------              --------------------------------
                                            A. M. BRASWELL, JR., DIRECTOR

Date: March 28, 1996                   By: /s/W. A. Crider, Jr.
     -----------------------              --------------------------------
                                             W. A. CRIDER, JR., DIRECTOR

Date: March 28, 1996                  By: /s/ C. Arthur Howard
     -----------------------             --------------------------------
                                            C. ARTHUR HOWARD, DIRECTOR


Date: March 28, 1996                  By: /s/Lanier A. Hunnicutt
     -----------------------             --------------------------------
                                            LANIER A. HUNNICUTT, DIRECTOR

Date: March 28, 1996                  By: /s/Joe P. Johnston
     -----------------------             --------------------------------
                                             JOE P. JOHNSTON, DIRECTOR


Date: March 28, 1996                 By: /s/ Dan J. Parrish, Jr.
     -----------------------            ---------------------------------
                                          DAN J. PARRISH, JR., DIRECTOR


Date: March 28, 1996                 By: /s/Charles M. Robbins, Jr.
     -----------------------            --------------------------------
                                         CHARLES M. ROBBINS, JR., DIRECTOR


Date: March 28, 1996                 By: /s/J. E. Smith
     -----------------------            ---------------------------------
                                              J. E. SMITH, DIRECTOR


Date: March 28, 1996                 By: /s/Alvin Williams
     -----------------------            ---------------------------------
                                             ALVIN WILLIAMS, DIRECTOR

                                 EXHIBIT INDEX

Exhibit No.                               Document                               Page
-----------                   --------------------------------                 --------
   3.1                        Amended and Restated Articles of
                              Incorporation of the Registrant
                              (incorporated herein by reference
                              to exhibit of same number in the
                              Registrant's Form 10-K for the year
                              ended December 31, 1988).                           N/A
   3.2                        By-Laws of the Registrant, as amended
                              February 28, 1990.*                                 N/A

  10.1                        Profit Sharing Plan, as restated
                              December 28, 1994.**                                N/A

  10.2                        Trust Agreement related to the
                              Registrant's Profit Sharing Plan,
                              as amended and restated December 30,
                              1988, effective January 1, 1989.*                   N/A

  10.3                        Target Benefit Retirement Plan, as
                              restated December 28, 1994.**                       N/A

  10.4                        Trust Agreement related to the Registrant's
                              Target Benefit Retirement Plan, as amended
                              and restated December 30, 1988, effective
                              January 1, 1989.*                                   N/A

  10.5                        Employment Agreement dated February 20, 1996
                              between James Eli Hodges and the Registrant.        29

  13                          The Registrant's Annual Report
                              to Shareholders for the year
                              ended December 31, 1995 (except
                              for those portions specifically
                              incorporated by reference, the
                              1995 Annual Report to Shareholders
                              is not deemed to be filed as part
                              of this report).                                    38


  21                          Subsidiaries of the Registrant
                              (incorporated herein by reference
                              to Exhibit 22 of Registrant's
                              Annual Report on Form 10-K for
                              the year ended December 31, 1986).                  N/A

  24                          A Power of Attorney is set forth
                              on the signature pages of this
                              Annual Report on Form 10-KSB.                       26


  27                          Financial Data Schedule (for SEC
                              use only)

   * Incorporated herein by reference to exhibit of the same number in the Registrant's Form 10-K for the year ended December 31, 1989.