Form 10QSB
period 1996-03-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1996-05-15
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                        -------------------------------

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        -------------------------------


For quarter ended March 31, 1996                Commission file number 0-10853
                  --------------                                       -------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
       (Exact name of small business issuer as specified in its charter)

                        -------------------------------

            GEORGIA                                              58-1458268
- -------------------------------                             -------------------
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

                        Yes X                             No
                           ----                             ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     COMMON STOCK, $1.00 PAR VALUE       2,661,711 SHARES AS OF MARCH 31, 1996
     -------------------------------------------------------------------------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          March 31,        December 31,
                                                            1996               1995
                                                          -----------------------------
                                                              (thousands of dollars)
ASSETS
  Cash and Due From Banks                                $ 10,310           $ 12,171
  Interest Bearing Deposits in Other Banks                 21,675             12,291
  Federal Funds Sold                                          100              1,700
  Investment Securities:
   Available for Sale (Cost of $67,139 in 1996
     and $48,909 in 1995)                                  67,108             49,364
   Held to Maturity (Estimated Market Value
     of $32,453 in 1996 and $36,658 in 1995)               31,836             35,778
Loans                                                     179,612            181,880
   Less: Unearned Interest                                    (18)               (24)
         Allowance for Loan Losses                         (3,508)            (3,345)
                                                         --------           --------
   Loans, Net                                             176,086            178,511
                                                         --------           --------
Interest Receivable                                         4,073              4,467
Premises and Equipment, Net                                 3,977              3,791
Other Real Estate                                             356                307
Other Assets                                                1,995              1,821
                                                         --------           --------
         TOTAL ASSETS                                    $317,516           $300,201
                                                         ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
  Deposits:
     Demand                                              $ 32,682           $ 33,817
     Interest Bearing:
      NOW Accounts                                         57,216             40,257
      Money Market Deposit Accounts                        32,454             32,422
      Savings                                              11,811             11,273
      Time ($100,000 and above)                            65,365             67,185
      Other Time                                           74,299             73,323
                                                         --------           --------
         Total Deposits                                   273,827            258,277
Other Borrowed Money                                        8,617              7,234
Interest Payable                                            2,681              2,859
Other Liabilities                                           1,116              1,005
                                                         --------           --------
         Total Liabilities                                286,241            269,375
                                                         --------           --------

Shareholders' Equity (Note 3):
  Common Stock, 2,661,711 Shares Issued and Outstanding     2,662              2,662
  Surplus                                                   5,265              5,265
  Retained Earnings                                        23,369             22,599
    Net Unrealized Gain/(Loss) on Investment
      Securities Available for Sale                           (21)               300
                                                         --------           --------
        Shareholders' Equity                               31,275             30,826
                                                         --------           --------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                            $317,516           $300,201
                                                         ========           ========



See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           For the Three Months Ended
                                                                    March 31,
                                                             1996              1995
                                                           --------------------------
                                                             (thousands of dollars)
INTEREST INCOME
  Loans (Including fees)                                   $   4,828         $   4,284
  Interest Bearing Deposits                                      166               235
  Investments:
    U.S. Treasury                                                383               474
    U.S. Government Agencies                                     765               275
    States and Political Subdivisions                            252               210
    Dividend Income                                               29                49
  Federal Funds Sold                                              21                35
                                                           ---------         ---------
      Total Interest Income                                    6,444             5,562
                                                           ---------         ---------

INTEREST EXPENSE
  NOW Accounts                                                   437               277
  Money Market Deposits Accounts                                 267               293
  Savings                                                         94                81
  Time Deposits ($100,000 and above)                           1,004               668
  Other Time Deposits                                          1,124               883
  Other                                                          122                90
                                                           ---------         ---------
      Total Interest Expense                                   3,048             2,292
                                                           ---------         ---------

  NET INTEREST INCOME                                          3,396             3,270
  Provision for Loan Losses                                      189               153
                                                           ---------         ---------
  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                          3,207             3,117
                                                           ---------         ---------

NON-INTEREST INCOME
  Service Charges on Deposits                                    356               358
  Fees for Trust Services                                         38                36
  Other                                                          104                63
                                                           ---------         ---------
      Total Non-interest Income                                  498               457
                                                           ---------         ---------

NON-INTEREST EXPENSE
  Salaries                                                       832               767
  Other Personnel Expense                                        250               285
  Occupancy Expense, Net                                         156               131
  Equipment Expense                                              204               201
  Other                                                          597               614
                                                           ---------         ---------
      Total Non-interest Expense                               2,039             1,998
                                                           ---------         ---------

INCOME BEFORE INCOME TAXES                                     1,666             1,576
Provision for Income Taxes                                       497               485
                                                           ---------         ---------
NET INCOME                                                 $   1,169         $   1,091
                                                           =========         =========

EARNINGS PER COMMON SHARE (NOTE 3)                         $     .44         $     .41
                                                           =========         =========

DIVIDENDS PER COMMON SHARE (NOTE 3)                        $     .15         $     .12
                                                           =========         =========

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3)              2,661,711         2,661,939
                                                           =========         =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                     March 31,
                                                                                1996         1995
                                                                              ----------------------
                                                                              (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $ 1,169      $ 1,091
 Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Provision for Depreciation                                                   158          138
    Provision for Loan Losses                                                    189          153
    Gain on Sale of Other Real Estate                                             (1)
    Gain on Call of Securities                                                    (6)          (1)
    Gain on Sale of Equipment                                                                  (7)
    Net Amortization (Accretion) of Premiums
     and Discounts on Securities                                                (172)           7
    Changes in Assets and Liabilities:
    (Increase)Decrease in Interest Receivable                                    394           (4)
     Increase in Other Assets                                                     (9)         (95)
     Decrease in Interest Payable                                               (178)         (33)
     Increase in Other Liabilities                                               111          225
                                                                             -------       ------
 Net Cash Provided by Operating Activities                                     1,655        1,474
                                                                             -------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (Increase) Decrease in Interest Bearing Deposits
     in Other Banks                                                           (9,384)      (6,079)
 Net Decrease in Federal Funds Sold                                            1,600        2,325
 Available-for-Sale Securities:
     Proceeds from Maturity                                                   16,045        4,364
     Purchases                                                               (34,197)      (3,524)
 Held-to-Maturity Securities:
     Proceeds from Maturity                                                    6,369          456
     Purchases                                                                (2,327)      (7,946)
 Net Increase in Loans                                                         2,180         (936)
 Purchases of Premises and Equipment                                            (344)        (332)
 Proceeds from Sale of Equipment                                                                7
 Proceeds from Sale of Other Real Estate                                           8
                                                                             -------      -------
 Net Cash Used in Investing Activities                                       (20,050)     (11,665)
                                                                             -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits                                                     15,550        6,416
 Advances from the Federal Home Loan Bank                                      4,766          965
 Repayment of Other Borrowed Money                                            (3,383)         (89)
 Dividends Paid                                                                 (399)        (316)
                                                                             -------      -------
 Net Cash Provided by Financing Activities                                    16,534        6,976
                                                                             -------      -------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                (1,861)      (3,215)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                  12,171       12,019
                                                                             -------      -------
CASH AND DUE FROM BANKS AT END OF PERIOD                                     $10,310      $ 8,804
                                                                             =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                                 $ 3,226      $ 2,325
    Income Taxes                                                                   7           69

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  Other Real Estate Acquired through Loan Foreclosure                        $    56      $    23
 (Increase) Decrease in Net Unrealized Gain (Loss) on
    Investment Securities Available for Sale                                     321          539

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

    The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.


2.  ACCOUNTING POLICIES

    Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The Company has followed those policies in preparing this report.


3.  COMMON STOCK

    The par value of First Banking's common stock is $1 and 5,000,000 shares are authorized. The Banks may pay dividends to First Banking in any year up to 50% of the previous year's net income without the approval of the Georgia Department of Banking and Finance, or $2,337,396 in 1996.

    Effective May 15, 1995, the Company declared an 8-for-5 stock split of its common stock effected in the form of a 60 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

4.  EARNINGS PER SHARE

    Net Income per share of common stock is based on the weighted average number of shares of common stock outstanding during each period, after stating for the stock split (see Note 3).

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
                  CONDITION AND SUMMARY OF OPERATIONS FOR THE
                       THREE MONTHS ENDED MARCH 31, 1996

     This discussion relates to the consolidated financial condition and results of operations of First Banking Company of Southeast Georgia (the "Company") and its wholly-owned subsidiaries, First Bulloch Bank & Trust Company ("Bulloch Bank") and Metter Banking Company ("Metter Bank"), (the "Banks"). Since the Company has no subsidiaries other than the Banks and no activities other than those of the Banks, the following narrative refers to the operations of the Banks.

                              FINANCIAL CONDITION

     The Company functions as the sole owner of two commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds comes from loan demand. However, loans outstanding have decreased $2,262,000 or 1.2% since year-end. Investment securities and interest bearing deposits in other banks have increased $13,802,000 and $9,384,000, respectively, while federal funds sold decreased $1,600,000 from year-end.

     Total assets have increased $17,315,000 since year-end, while total funds (deposits plus Other Borrowed Money) have increased $16,933,000. Total deposits have increased $15,550,000 since year-end, and Other Borrowed Money has increased $1,383,000. Demand deposits decreased $1,135,000, and savings deposits (including NOW accounts and the liquid money market accounts) have increased $17,529,000. Time deposits over $100,000 have decreased approximately $1,820,000, while other time deposits have increased approximately $976,000.

     Of the overall increase in deposits, $15,845,000 is directly attributable to one new public fund NOW account obtained through competitive bid and opened on January 2, 1996. Because state banking regulations require this account to be secured by the pledging of investment securities to the public entity, additional investment securities were purchased in an amount adequate to satisfy the regulatory pledging requirement, thus accounting for the increase in investment securities since year-end.

     Effective May 15, 1995, the Company declared an 8-for-5 stock split of its common stock effected in the form of a 60 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

CAPITAL RESOURCES

     The Company's ratio of shareholders' equity to total assets was 9.8% at March 31, 1996 and 10.3% at December 31, 1995. This ratio of shareholders' equity to assets is considered adequate to support the operations of the Company.

     The Banks are also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March 31, 1995 the Banks were required to have minimum Tier 1 and Total Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:

                                     Bulloch Bank      Metter Bank
                                     ------------      -----------
              Tier 1 Capital ratio       17.8%             15.1%
              Total Capital ratio        19.1              16.4
              Leverage ratio              9.8               9.5

     These ratios qualify each bank for the "well-capitalized" classification as defined by the banking regulators.

LIQUIDITY

     The percentage of net loans to total funds was 63.6% at March 31, 1996 and 68.5% at December 31, 1995. At March 31, 1996 the Banks had $32,085,000
in Cash and Due from Banks, Interest Bearing Deposits in Other Banks, and Federal Funds Sold as compared with $26,162,000 at December 31, 1995. The Banks' Liquidity Policies require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At March 31, 1996 both banks exceeded this ratio. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

Presented below is an interest rate sensitivity analysis of the Company at March 31, 1996.

Interest Rate Sensitivity Analysis - March 31, 1996

                                               Term to Repricing or Maturity
                          ------------------------------------------------------------------------
                                            Over Three        Over One       Over Five
                              Less Than   Months through    Year through     years and
                            Three Months     One Year        Five years     Insensitive     Total

                          ------------------------------------------------------------------------
Interest Earning Assets:
 Interest Bearing
  Deposits in Other
  Banks                       $ 21,675                                                    $ 21,675
 Investment Securities          18,567        $23,407         $40,577         $16,393       98,944
 Federal Funds Sold                100                                                         100
 Loans                          86,592         42,102          36,266          14,652      179,612
                              --------        -------         -------         -------     --------
    Total Interest
    Earning Assets             126,934         65,509          76,843          31,045      300,331
Noninterest Earning
 Assets                                                                        17,185       17,185
                              --------        -------         -------         -------     --------
TOTAL ASSETS                  $126,934        $65,509         $76,843         $48,230     $317,516
                              ========        =======         =======         =======     ========


Interest Bearing Liabilities:

 Interest Bearing
  Deposits                    $140,620        $80,111         $20,414                     $241,145
 Other Borrowed Money              165            677           3,597         $ 4,178        8,617
                              --------        -------         -------         -------     --------
    Total Interest
    Bearing Liabilities        140,785         80,788          24,011           4,178      249,762
 Interest Free Deposits                                                        32,682       32,682
 Other Interest Free
 Liabilities and Equity                                                        35,072       35,072
                              --------        -------         -------         -------     --------
TOTAL LIABILITIES
 AND EQUITY                   $140,785        $80,788         $24,011         $71,932     $317,516
                              ========        =======         =======         =======     ========

Net Interest Rate
 Sensitivity Gap              $(13,851)      $(15,279)        $52,832        ($23,702)
Cumulative gap                $(13,851)      $(29,130)        $23,702

Net Interest Rate
 Sensitivity Gap as
 a Percent of Interest
 Earning Assets                 (10.91)        (23.32)          68.75

Cumulative Gap as a
 Percent of Cumulative
 Interest Earning Assets        (10.91)        (15.14)           8.80

                             SUMMARY OF OPERATIONS
INTEREST INCOME

      Total interest income increased $882,000 (15.9%) in the first three months of 1996 as compared to the first three months of 1995. Interest on loans increased $544,000 in the first three months of 1996 as compared to the first three months of 1995, as a result of higher interest rates on loans outstanding as well as an increase in the average loan portfolio of $16,459,000. Interest on investments increased $421,000, primarily as a result of an increase of $29,156,000 in the average carrying amount of investments as well as higher yields within the portfolio.

     During the first three months of 1996, interest on federal funds sold decreased $14,000 from the first three months of 1995, and interest on Interest-bearing Deposits in Other Banks decreased $69,000. These decreases resulted from an overall decrease in total funds available for short-term investment.

INTEREST EXPENSE

     During the first three months of 1996, total interest expense increased $756,000 (33.0%) from the first three months of 1995. Interest on deposits increased $724,000 (32.9%) in the first three months of 1996 from the first three months of 1995. This increase is attributable to higher interest rates paid on deposits outstanding in 1996 as compared to 1995 as well as an increase in the average amount of interest bearing deposits of $32,953,000. Interest on Other Borrowed Money increased $32,000 in the first three months of 1996 from the first three months of 1995. This increase is the result of an increase of $2,375,000 in the average balance outstanding of Other Borrowed Money at a lower average interest rate of 6.5% from 7.1%.

PROVISIONS FOR LOAN LOSSES

     Provisions for loan losses for the first three months of 1996 increased $36,000 from the first three months of 1995. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At March 31, 1995 the allowance for loan losses was 1.95% of outstanding loans less unearned interest.

     Nonperforming loans were $1,211,000 at March 31, 1996 and $1,330,000 at December 31, 1995. These loans included those on a nonaccrual status of $326,000 and $403,000, accruing loans contractually past due at least 90 days of $298,000 and $176,000, and restructured loans of $587,000 and $1,040,000 at
March 31, 1996 and December 31, 1995, respectively. Net loans charged off totaled $26,000 during the first quarter of 1996 as compared to $15,000 during the first quarter of 1995.

OTHER INCOME AND EXPENSE

     Other income increased $41,000 in the first three months of 1996 from the first three months of 1995, primarily as a result of an increase in credit life and A & H commission income and an increase in origination income from long-term mortgage loans, which are acquired by other banks on a non-recourse basis concurrent with the closing of the loan. Other expense increased $41,000 in the first three months of 1996 compared to the first three months of 1995, primarily as a result of an increase in salary and personnel expense of $30,000, an increase in occupancy and equipment expense of $28,000, and a decrease in Other Expense of $17,000.

                                SUBSEQUENT EVENT

     On March 13, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") with FNB Bancshares, Inc. ("FNB"), pursuant to which FNB will be merged with and into the Company (the "Merger"), with the Company surviving the Merger.

      In the Merger, each share of FNB common stock (excluding shares held by FNB or the Company or any of their respective subsidiaries, in each case other than in a fiduciary capacity or as a result of debts previously contracted) issued and outstanding will be converted into and exchanged for the right to receive 0.892 shares of Company common stock. Each outstanding option or warrant to purchase FNB common stock will be converted into and exchanged for the right to receive 0.466 shares of Company common stock for each share subject to the option or warrant.

     Consummation of the Merger is subject to several conditions, including approval by the FNB shareholders, effectiveness of the Company's registration statement regarding the shares of common stock to be issued in the Merger, confirmation that the transaction will be treated as a pooling of interests and other customary closing conditions. Management presently anticipates that the Merger will be consummated during the third quarter of 1996.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit 1    - Agreement and Plan of Merger dated March 13, 1996 By and
                        Between First Banking Company of Southeast Georgia and FNB Bancshares, Inc. Incorporated by reference to Form S-4 filed May 14, 1996.

         Exhibit 10.6 - Employment Agreement dated April 9, 1996 between
                        Julian C. Lane, Jr. and the Registrant.

         Exhibit 27   - Financial Data Schedule(for SEC use only).

     (b) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST BANKING COMPANY OF SOUTHEAST GEORGIA



DATE:  May 15, 1996                    BY: /s/ James Eli Hodges
       -----------                       --------------------------------------
                                                     JAMES ELI HODGES
                                                         PRESIDENT

DATE:  May 15, 1996                    BY: /s/ Dwayne E. Rocker
       -----------                       --------------------------------------
                                                        DWAYNE E. ROCKER
                                                      SECRETARY-TREASURER
                                                 (PRINCIPAL FINANCIAL OFFICER)

                              INDEX TO EXHIBITS

Exhibit 1    - Agreement and Plan of Merger dated March 13, 1996 By and Between
               First Banking Company of Southeast Georgia and FNB Bancshares, Inc. Incorporated by reference to Form S-4 filed May 14, 1996.

Exhibit 10.6 - Employment Agreement dated April 9, 1996 between
               Julian C. Lane, Jr. and the Registrant.

Exhibit 27     Financial Data Schedule (for SEC use only)