Form 10QSB
period 1996-06-30
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1996-08-12
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                            _______________________

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          ____________________________

For quarter ended   June 30, 1996                 Commission file number 0-10853
                  -----------------                                      -------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
       (Exact name of small business issuer as specified in its charter)

                         ____________________________

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


                         _____________________________

Check whether the issuer:  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                    Yes X                             No____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      COMMON STOCK, $1.00 PAR VALUE       2,661,711 SHARES AS OF JUNE 30, 1996
      ------------------------------------------------------------------------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            June 30,       December 31,
                                                              1996             1995
                                                          -----------------------------
                                                              (thousands of dollars)
ASSETS
Cash and Due From Banks                                  $  8,085           $ 12,171
Interest Bearing Deposits in Other Banks                   13,732             12,291
Federal Funds Sold                                          1,775              1,700
Investment Securities:
   Available for Sale (Cost of $68,493 in 1996
     and $48,909 in 1995)                                  67,752             49,364
   Held to Maturity (Estimated Market Value
     of $23,609 in 1996 and $36,658 in 1995)               23,544             35,778
Loans                                                     182,952            181,880
   Less: Unearned Interest                                    (15)               (24)
         Allowance for Loan Losses                         (3,644)            (3,345)
                                                          -------           --------
   Loans, Net                                             179,293            178,511
                                                          -------           --------
Interest Receivable                                         4,506              4,467
Premises and Equipment, Net                                 4,205              3,791
Other Real Estate                                             386                307
Other Assets                                                2,437              1,821
                                                         --------           --------
  TOTAL ASSETS                                           $305,715           $300,201
                                                         ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Demand                                                $ 28,903           $ 33,817
   Interest Bearing:
      NOW Accounts                                         49,631             40,257
      Money Market Deposit Accounts                        32,331             32,422
      Savings                                              11,433             11,273
      Time ($100,000 and above)                            64,450             67,185
      Other Time                                           75,083             73,323
                                                         --------           --------
          Total Deposits                                  261,831            258,277
Other Borrowed Money                                        8,918              7,234
Interest Payable                                            2,645              2,859
Other Liabilities                                             730              1,005
                                                         --------           --------
          Total Liabilities                               274,124            269,375
                                                         --------           --------

Shareholders' Equity (Note 3):
  Common Stock, 2,661,711 Shares Issued and Outstanding     2,662              2,662
  Surplus                                                   5,265              5,265
  Retained Earnings                                        24,153             22,599
  Net Unrealized Gain/(Loss) on Investment
      Securities Available for Sale                          (489)               300
                                                         --------           --------
         Shareholders' Equity                              31,591             30,826
                                                         --------           --------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                         $305,715           $300,201
                                                         ========           ========



See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           For the Three Months Ended
                                                                      June 30,
                                                             1996              1995
                                                           --------------------------

                                                           (thousands of dollars)
INTEREST INCOME
  Loans (Including fees)                                   $   4,789         $   4,536
  Interest Bearing Deposits                                      136               203
  Investments:
    U.S. Treasury                                                349               459
    U.S. Government Agencies                                     787               373
    States and Political Subdivisions                            248               211
    Dividend Income                                               37                31
  Federal Funds Sold                                              19                20
                                                           ---------         ---------
      Total Interest Income                                    6,365             5,833
                                                           ---------         ---------

INTEREST EXPENSE
  NOW Accounts                                                   410               265
  Money Market Deposits Accounts                                 270               295
  Savings                                                         94                88
  Time Deposits ($100,000 and above)                             930               804
  Other Time Deposits                                          1,063             1,011
  Other                                                          154               101
                                                           ---------         ---------
      Total Interest Expense                                   2,921             2,564
                                                           ---------         ---------

  NET INTEREST INCOME                                          3,444             3,269
  Provision for Loan Losses                                      187               160
                                                           ---------         ---------
  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                          3,257             3,109
                                                           ---------         ---------

NON-INTEREST INCOME
  Service Charges on Deposits                                    380               361
  Fees for Trust Services                                         51                53
  Other                                                          116                87
                                                           ---------         ---------
      Total Non-interest Income                                  547               501
                                                           ---------         ---------

NON-INTEREST EXPENSE
  Salaries                                                       843               782
  Other Personnel Expense                                        294               270
  Occupancy Expense, Net                                         153               151
  Equipment Expense                                              209               208
  Other                                                          600               645
                                                           ---------         ---------
      Total Non-interest Expense                               2,099             2,056
                                                           ---------         ---------

INCOME BEFORE INCOME TAXES                                     1,705             1,554
Provision for Income Taxes                                       521               472
                                                           ---------         ---------
NET INCOME                                                 $   1,184         $   1,082
                                                           =========         =========

EARNINGS PER COMMON SHARE (NOTE 3)                         $     .44         $     .41
                                                           =========         =========

DIVIDENDS PER COMMON SHARE (NOTE 3)                        $     .15         $     .12
                                                           =========         =========

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3)              2,661,711         2,661,825
                                                           =========         =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              For the Six Months Ended
                                                                      June 30,
                                                               1996              1995
                                                             --------------------------
                                                               (thousands of dollars)
INTEREST INCOME
  Loans (Including fees)                                   $   9,617         $   8,820
  Interest Bearing Deposits                                      302               438
  Investments:
    U.S. Treasury                                                732               933
    U.S. Government Agencies                                   1,552               648
    States and Political Subdivisions                            500               421
    Dividend Income                                               66                80
  Federal Funds Sold                                              40                55
                                                           ---------         ---------
      Total Interest Income                                   12,809            11,395
                                                           ---------         ---------

INTEREST EXPENSE
  NOW Accounts                                                   847               542
  Money Market Deposits Accounts                                 537               588
  Savings                                                        188               169
  Time Deposits ($100,000 and above)                           1,934             1,472
  Other Time Deposits                                          2,187             1,894
  Other                                                          276               191
                                                           ---------         ---------
      Total Interest Expense                                   5,969             4,856
                                                           ---------         ---------

  NET INTEREST INCOME                                          6,840             6,539
  Provision for Loan Losses                                      376               313
                                                           ---------         ---------
  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                          6,464             6,226
                                                           ---------         ---------

NON-INTEREST INCOME
  Service Charges on Deposits                                    736               719
  Fees for Trust Services                                         89                89
  Other                                                          220               150
                                                           ---------         ---------
      Total Non-interest Income                                1,045               958
                                                           ---------         ---------

NON-INTEREST EXPENSE
  Salaries                                                     1,675             1,549
  Other Personnel Expense                                        544               555
  Occupancy Expense, Net                                         309               282
  Equipment Expense                                              413               409
  Other                                                        1,197             1,259
                                                           ---------         ---------
      Total Non-interest Expense                               4,138             4,054
                                                           ---------         ---------

INCOME BEFORE INCOME TAXES                                     3,371             3,130
Provision for Income Taxes                                     1,018               957
                                                           ---------         ---------

NET INCOME                                                 $   2,353         $   2,173
                                                           =========         =========

EARNINGS PER COMMON SHARE (NOTE 3)                         $     .88         $     .82
                                                           =========         =========

DIVIDENDS PER COMMON SHARE (NOTE 3)                        $     .30         $     .24
                                                           =========         =========

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3)              2,661,711         2,661,880
                                                           =========         =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                    June 30,
                                                                               1996          1995
                                                                             ----------------------
                                                                             (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $ 2,353      $ 2,173
 Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Provision for Depreciation                                                   318          276
    Provision for Loan Losses                                                    376          313
    (Gain) Loss on Sale of Other Real Estate                                      (2)           5
    Gain on Call of Securities                                                    (5)          (1)
    Gain on Sale of Equipment                                                                  (6)
    Net Accretion of Premiums and Discounts on Securities                       (325)         (31)
    Changes in Assets and Liabilities:
     Increase in Interest Receivable                                             (39)        (645)
     Increase in Other Assets                                                   (210)         (73)
     Increase (Decrease) in Interest Payable                                    (214)         225
     Decrease in Other Liabilities                                              (275)         (36)
                                                                             -------      -------
 Net Cash Provided by Operating Activities                                     1,977        2,200
                                                                             -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net Increase in Interest Bearing Deposits
     in Other Banks                                                           (1,441)      (1,217)
 Net (Increase) Decrease in Federal Funds Sold                                   (75)       3,925
 Available-for-Sale Securities:
     Proceeds from Maturity                                                   28,344        7,023
     Purchases                                                               (47,724)        (310)
 Held-to-Maturity Securities:
     Proceeds from Maturity                                                   14,939        8,625
     Purchases                                                                (2,578)     (20,313)
 Net Increase in Loans                                                        (1,392)     (10,666)
 Purchases of Premises and Equipment                                            (732)        (635)
 Proceeds from Sale of Equipment                                                                7
 Proceeds from Sale of Other Real Estate                                         157            7
                                                                             -------      -------
 Net Cash Used in Investing Activities                                       (10,502)     (13,554)
                                                                             -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits                                                      3,554        8,070
 Advances from the Federal Home Loan Bank                                      6,526        1,065
 Repayment of Other Borrowed Money                                            (4,842)        (169)
 Dividends Paid                                                                 (799)        (638)
                                                                             -------      -------
 Net Cash Provided by Financing Activities                                     4,439        8,328
                                                                             -------      -------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                (4,086)      (3,026)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                  12,171       12,019
                                                                             -------      -------
CASH AND DUE FROM BANKS AT END OF PERIOD                                     $ 8,085      $ 8,993
                                                                             =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                                 $ 6,183      $ 2,339
    Income Taxes                                                               1,128          922
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  Other Real Estate Acquired through Loan Foreclosure                        $   275           30
  Loans granted to facilitate the Sale of Other Real Estate                       41           26
  Change in Net Unrealized Gain (Loss) on
    Investment Securities Available for Sale                                    (789)       1,024


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


3.  COMMON STOCK

    At the Company's Annual Meeting of Shareholders held on April 25, 1996, the shareholders approved a proposal to amend the Articles of Incorporation to increase the number of authorized shares from 5,000,000 to 10,000,000. The par value of First Banking's common stock is $1 and, as of May 3, 1996 10,000,000 shares were authorized.

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

4.  EARNINGS PER SHARE

    Net Income per share of common stock is based on the weighted average number of shares of common stock outstanding during each period, after restating for the stock split (see Note 3).

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS FOR THE

                         SIX MONTHS ENDED JUNE 30, 1996



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



                              FINANCIAL CONDITION


        The Company functions as the sole owner of two commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. Loans outstanding have increased $1,392,000 or 0.8% since year-end. Investment securities and interest bearing deposits in other banks have increased $6,154,000 (7.2%) and $1,441,000 (11.7%), respectively, while federal funds sold have increased $75,000 (4.4%) since year-end.

        Total assets have increased $5,514,000 (1.8%) since year-end, while total funds (deposits plus Other Borrowed Money) have increased $5,238,000 (2.0%). Total deposits have increased $3,554,000 (1.4%) since year-end, and Other Borrowed Money has increased $1,684,000 (23.3%). Demand deposits decreased $4,914,000 (14.5%), and savings deposits (including NOW accounts and the liquid money market accounts) have increased $9,443,000 (11.2%). Time deposits over $100,000 have decreased approximately $2,735,000 (4.1%), while other time deposits have increased approximately $1,760,000 (2.4%).

        The overall increase in deposits is directly attributable to one new public fund NOW account obtained through competitive bid and opened on January 2, 1996. At June 30, 1996 this account reflected a balance of $10,312,000. Because state banking regulations require this account to be secured by the pledging of investment securities to the public entity, additional investment securities were purchased in an amount adequate to satisfy the regulatory pledging requirement, thus accounting for the increase in investment securities since year-end.

     Effective May 15, 1995, the Company declared an 8-for-5 stock split of its common stock effected in the form of a 60 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.


CAPITAL RESOURCES

        The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June 30, 1996, the Banks were required to have minimum Tier 1 and Total Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:

                                     Bulloch Bank      Metter Bank
                                     ------------      -----------
         Tier 1 Capital ratio            18.4%              15.0%

         Total Capital ratio             19.7               16.3

         Leverage ratio                  10.5                9.8

        These ratios qualify each bank for the "well-capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 10.3% at June 30, 1996 and at December 31, 1995.


LIQUIDITY

        The percentage of net loans to total funds was 67.6% at June 30, 1996 and 68.5% at December 31, 1995. At June 30, 1996 the Banks had $23,592,000 in cash and cash equivalents as compared with $26,162,000 at December 31, 1995. The Banks' liquidity policies require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At June 30, 1996, both banks exceeded this ratio. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

     Presented below is an interest rate sensitivity analysis of the Company at June 30, 1996.

Interest Rate Sensitivity Analysis - June 30, 1996



                                          Term to Repricing or Maturity
                     ----------------------------------------------------------------------
                                       Over Three        Over One       Over Five
                        Less Than    Months through    Year through     years and
                       Three Months     One Year        Five years     Insensitive    Total
                     ----------------------------------------------------------------------
Interest Earning Assets:

 Interest Bearing
  Deposits in Other
  Banks                 $13,732                                                     $ 13,732
 Investment Securities   12,973        $ 22,161          $40,744        $ 15,418      91,296
 Federal Funds Sold       1,775                                                        1,775
 Loans                   84,155          47,189           36,811          14,782     182,937
                       --------        --------          -------        --------    --------
    Total Interest
    Earning Assets      112,635          69,350           77,555          30,200     289,740
Noninterest Earning
 Assets                                                                   15,975      15,975
                       --------        --------          -------        --------    --------
TOTAL ASSETS           $112,635        $ 69,350          $77,555        $ 46,175    $305,715
                       ========        ========          =======        ========    ========


Interest Bearing Liabilities:

 Interest Bearing
  Deposits             $132,165        $ 79,845          $20,918                    $232,928
 Other Borrowed Money       265             623            3,781        $  4,249       8,918
                       --------        --------          -------        --------    --------
    Total Interest
    Bearing Liabilities 132,430          80,468           24,699           4,249     241,846
 Interest Free Deposits                                                   28,903      28,903
 Other Interest Free
 Liabilities and Equity                                                   34,966      34,966
                       --------        --------          -------        --------    --------
TOTAL LIABILITIES
 AND EQUITY            $132,430        $ 80,468          $24,699        $ 68,118    $305,715
                       ========        ========          =======        ========    ========

Net Interest Rate
 Sensitivity Gap       $(19,795)       $(11,118)          52,856        ($21,943)
Cumulative gap         $(19,795)       $(30,913)          21,943

Net Interest Rate
 Sensitivity Gap as
 a Percent of Interest
 Earning Assets           (17.6)          (16.0)            68.2

Cumulative Gap as a
 Percent of Cumulative
 Interest Earning Assets  (17.6)          (17.0)             8.5


                             RESULTS OF OPERATIONS

INTEREST INCOME

        Total interest income increased $1,414,000 (12.4%) in the first six months of 1996 as compared to the first six months of 1995 and increased $532,000 (9.1%) in the second quarter of 1996 as compared to the second quarter of 1995. Interest on loans increased $797,000 (9.0%) in the first six months of 1996 as compared to the first six months of 1995 and increased $253,000 (5.6%) in the second quarter of 1996 as compared to the second quarter of 1995, as a result of an increase of $13,418,000 in the year-to-date average balance of loans outstanding from June 30, 1995 to June 30, 1996 as well as a nominal increase in yield on the loan portfolio for that period. Interest on investments increased $768,000 (36.9%) in the first six months of this year as compared to the first six months of 1995 and increased $347,000 (32.3%) in the second quarter of 1996 from the second quarter of 1995, primarily as a result of an increase in the average balance of the investment portfolio of $26,700,000 offset by a nominal decrease in yield from 6.56% to 6.40%.

        During the first six months of 1996, interest on federal funds sold decreased $15,000 (27.3%) from the first six months of 1995 and decreased $1,000 (5.0%) in the second quarter of 1996 as compared to the second quarter of 1995. Interest on Interest-bearing Deposits in Other Banks decreased $136,000 (31.0%) during the first six months of 1996 from the first six months of 1995 and decreased $67,000 (33.0%) in the second quarter of 1996 from the second quarter of 1995. These decreases were the result of decreases in the average balances carried in interest-bearing deposits in other banks and in Federal Funds Sold as well as a decrease in the weighted average yield of these short-term investments from 5.90% to 5.48%.


INTEREST EXPENSE

        During the first six months of 1996, total interest expense increased $1,113,000 (22.9%) from the first six months of 1995 and increased $357,000 (13.9%) in the second quarter of 1996 from the second quarter of 1995.
Interest on deposits increased $1,039,000 (22.0%) in the first six months of 1996 from the first six months of 1995 and increased $304,000 (12.3%) in the second quarter of this year from the second quarter of 1995. This increase is attributable to an increase in the average balance of interest bearing deposits of $30,333,000 as well as an increase in the cost of funds from 4.66% to 4.93%. Interest on Other Borrowed Money increased $85,000 (44.5%) in the first six months of 1996 from the first six months of 1995 and increased $53,000 (52.5%) in the second quarter of 1996 as compared to the second quarter of 1995. This increase is the result of an increase of $2,970,000 in the average balance outstanding of Other Borrowed Money at a lower average interest rate of 6.7% from 7.3%.


PROVISIONS FOR LOAN LOSSES

Provisions for loan losses for the first six months of 1996 increased $63,000 (20.1%) from the first six months of 1995 and increased $27,000 (16.9%) in the second quarter of 1996 from the second quarter of 1995. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At June 30, 1996 the allowance for loan losses was 2.0% of outstanding loans less unearned interest.

     Nonperforming loans were $1,142,000 at June 30, 1996 and $1,330,000 at December 31, 1995. These loans included those on a nonaccrual status of $338,000 and $403,000, respectively, accruing loans contractually past due at least 90 days of $226,000 and $176,000, respectively, and restructured loans of $578,000 and $751,000, respectively. Net loans charged off totaled $77,000 during the first six months of 1996 as compared to $105,000 during the first six months of 1995.


NONINTEREST INCOME AND EXPENSE

Noninterest income increased $87,000 (9.1%) in the first six months of 1996 from the first six months of 1995 and increased $46,000 (9.2%) in the second quarter of 1996 from the second quarter of 1995. These increases are primarily a result of an increase in the year-to-date credit life and A & H insurance commission income of $33,000 from June 30, 1995 to June 30 1996 and an increase in origination income from long-term mortgage loans, which are acquired by other banks on a non-recourse basis concurrent with the closing of the loan, of $31,000 for that period. Noninterest expense increased $84,000 (2.1%) in the first six months of 1996 compared to the first six months of 1995 and increased $43,000 (2.1%) in the second quarter of 1996 as compared to the second quarter of 1995. These increases are a result of increases in salary and personnel expense of $115,000 and $85,000, respectively, increases in occupancy and equipment expense of $31,000 and $3,000, respectively, and decreases in Other Expense of $62,000 and $45,000, respectively, during the first six months of 1996 as compared to the first six months of 1995 and during the second quarter of 1996 as compared to the second quarter of 1995.


PENDING ACQUISITION

     Management anticipates that the Company's acquisition of FNB Bancshares, Inc. ("FNB") through the merger of FNB with and into the Company will be consummated on or about August 26, 1996. Although no assurances can be given, management believes that after an anticipated short-term decrease in net income and cash flow from operations resulting from the payment of expenses relating to the merger and the initial cost of integrating FNB's operations with those of the Company, the merger will increase slightly the Company's net income, shareholder's equity, cash flow from operations and earnings per share for the year ended December 31, 1996.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        At the Company's Annual Meeting of Shareholders on April 25, 1996, the shareholders of the Company elected the following persons as Class II directors of the Company by the votes indicated.

                                                       Broker
  Nominee                     For        Against       Non-votes       Abstentions
  -------                     ---        -------       ---------       -----------
  James Eli Hodges          1,843,552       0              0              34,562

  C. Arthur Howard          1,843,552       0              0              34,562

  Lanier A. Hunnicutt       1,843,341       0              0              34,773

  Joe P. Johnston           1,843,552       0              0              34,562

  Harry S. Mathews          1,843,552       0              0              34,562


         The shareholders also approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 10,000,000, by the votes indicated.

        Voting for the amendment                 1,802,405
        Voting against the amendment                66,130
        Abstentions                                  9,579
        Broker Non-votes                            34,563

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

                                      FIRST BANKING COMPANY OF SOUTHEAST GEORGIA



DATE:  August 12, 1996                BY: /s/James Eli Hodges
     --------------------                -----------------------------------
                                                     JAMES ELI HODGES
                                                        PRESIDENT

DATE:  August 12, 1996                BY: /s/Dwayne E. Rocker
     --------------------                -----------------------------------
                                                     DWAYNE E. ROCKER
                                                    SECRETARY-TREASURER
                                               (PRINCIPAL FINANCIAL OFFICER)