Form 10QSB
period 1996-09-30
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1996-11-14
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For quarter ended September 30, 1996            Commission file number 0-10853
                  ------------------                                   -------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
       (Exact name of small business issuer as specified in its charter)

                                   ----------

           GEORGIA                                            58-1458268
-------------------------------                       --------------------------
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


                                   ----------

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

 COMMON STOCK, $1.00 PAR VALUE       3,002,020 SHARES AS OF SEPTEMBER 30, 1996
 -----------------------------------------------------------------------------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                           September 30,    December 31,
                                                              1996             1995
                                                           -----------------------------
                                                              (thousands of dollars)
ASSETS
   Cash and Due From Banks                                  $  15,340          $  15,005
   Interest Bearing Deposits in Other Banks                    13,573             12,292
   Federal Funds Sold                                          12,360              8,170
   Investment Securities:
   Available for Sale (Cost of $76,103 in 1996
     and $53,627 in 1995)                                      75,551             54,015
   Held to Maturity (Estimated Market Value
        of $20,184 in 1996 and $36,658 in 1995)                19,746             35,778
   Loans                                                      225,986            215,996
   Less: Unearned Interest                                        (18)               (24)
         Allowance for Loan Losses                             (4,227)            (3,856)
                                                            ---------          ---------
   Loans, Net                                                 221,741            212,116
                                                            ---------          ---------
   Interest Receivable                                          5,270              4,957
   Premises and Equipment, Net                                  6,987              5,647
   Other Real Estate                                              306                307
   Other Assets                                                 2,493              2,079
                                                            ---------          ---------
            TOTAL ASSETS                                    $ 373,367          $ 350,366
                                                            =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
   Deposits:
   Demand                                                   $  39,257          $  38,628
   Interest Bearing:
         NOW Accounts                                          56,256             46,256
            Money Market Deposit Accounts                      40,077             36,267
            Savings                                            13,037             12,599
            Time ($100,000 and above)                          73,168             75,855
            Other Time                                        101,115             94,878
                                                            ---------          ---------
               Total Deposits                                 322,910            304,483
   Other Borrowed Money                                         9,195              7,234
   Securities Sold Under Agreement to Repurchase                1,200
   Interest Payable                                             3,164              3,218
   Other Liabilities                                              835              1,303
                                                            ---------          ---------
            Total Liabilities                                 337,304            316,238
                                                            ---------          ---------

   Shareholders' Equity (Note 3):
     Common Stock, 3,002,020 Shares Issued and Outstanding      3,002              3,002
     Surplus                                                    8,023              8,026
     Retained Earnings                                         25,403             22,844
    Net Unrealized Gain/(Loss) on Investment
      Securities Available for Sale                              (365)               256
                                                            ---------          ---------
            Shareholders' Equity                               36,063             34,128
                                                            ---------          ---------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                            $ 373,367          $ 350,366
                                                            =========          =========



See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             For the Three Months Ended
                                                                   September 30,
                                                               1996              1995
                                                              ------------------------
                                                               (thousands of dollars)
INTEREST INCOME
  Loans (Including fees)                                     $ 5,998           $ 5,663
  Interest Bearing Deposits                                      154               135
  Investments:
    U.S. Treasury                                                331               445
    U.S. Government Agencies                                     880               505
    States and Political Subdivisions                            238               220
    Dividend Income                                               36                24
  Federal Funds Sold                                             103                74
                                                             -------           -------
      Total Interest Income                                    7,740             7,066
                                                             -------           -------

INTEREST EXPENSE
  NOW Accounts                                                   439               275
  Money Market Deposits Accounts                                 335               325
  Savings                                                        107               100
  Time Deposits ($100,000 and above)                           1,136             1,101
  Other Time Deposits                                          1,429             1,407
  Other                                                          157               104
                                                             -------           -------
      Total Interest Expense                                   3,603             3,312
                                                             -------           -------

  NET INTEREST INCOME                                          4,137             3,754
  Provision for Loan Losses                                      169               177
                                                             -------           -------
  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                          3,968             3,577
                                                             -------           -------

NON-INTEREST INCOME
  Service Charges on Deposits                                    491               428
  Fees for Trust Services                                         51                50
  Other                                                           60                90
                                                             -------           -------
      Total Non-interest Income                                  602               568
                                                             -------           -------

NON-INTEREST EXPENSE
  Salaries                                                     1,034               963
  Other Personnel Expense                                        324               311
  Occupancy Expense, Net                                         216               177
  Equipment Expense                                              273               218
  Other                                                        1,038               645
                                                             -------           -------
      Total Non-interest Expense                               2,885             2,314
                                                             -------           -------

INCOME BEFORE INCOME TAXES                                     1,685             1,831
Provision for Income Taxes                                       549               547
                                                             -------           -------
NET INCOME                                                   $ 1,136           $ 1,284
                                                             =======           =======

EARNINGS PER COMMON SHARE (NOTE 3)                           $   .38           $   .43
                                                             =======           =======

DIVIDENDS PER COMMON SHARE (NOTE 3)                          $   .15           $   .12
                                                             =======           =======

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3)              3,002,089         3,002,131
                                                           =========         =========


See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             For the Nine Months Ended
                                                                   September 30,
                                                              1996              1995
                                                             --------------------------
                                                               (thousands of dollars)
INTEREST INCOME
  Loans (Including fees)                                     $17,487           $15,941
  Interest Bearing Deposits                                      456               573
  Investments:
    U.S. Treasury                                              1,069             1,378
    U.S. Government Agencies                                   2,557             1,249
    States and Political Subdivisions                            738               641
    Dividend Income                                              108               106
  Federal Funds Sold                                             311               156
                                                             -------           -------
      Total Interest Income                                   22,726            20,044
                                                             -------           -------

INTEREST EXPENSE
  NOW Accounts                                                 1,357               862
  Money Market Deposits Accounts                                 937               968
  Savings                                                        313               282
  Time Deposits ($100,000 and above)                           3,350             2,757
  Other Time Deposits                                          4,327             3,707
  Other                                                          433               296
                                                             -------           -------
      Total Interest Expense                                  10,717             8,872
                                                             -------           -------

  NET INTEREST INCOME                                         12,009            11,172
  Provision for Loan Losses                                      630               535
                                                             -------           -------
  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                         11,379            10,637
                                                             -------           -------

NON-INTEREST INCOME
  Service Charges on Deposits                                  1,414               139
  Fees for Trust Services                                        140             1,300
  Other                                                          310               266
                                                             -------           -------
      Total Non-interest Income                                1,864             1,705
                                                             -------           -------

NON-INTEREST EXPENSE
  Salaries                                                     3,016             2,809
  Other Personnel Expense                                        919               921
  Occupancy Expense, Net                                         582               500
  Equipment Expense                                              742               684
  Other                                                        2,493             2,188
                                                             -------           -------
      Total Non-interest Expense                               7,752             7,102
                                                             -------           -------

INCOME BEFORE INCOME TAXES                                     5,491             5,240
Provision for Income Taxes                                     1,683             1,606
                                                             -------           -------
NET INCOME                                                   $ 3,808           $ 3,634
                                                             =======           =======

EARNINGS PER COMMON SHARE (NOTE 3)                           $  1.27           $  1.21
                                                             =======           =======

DIVIDENDS PER COMMON SHARE (NOTE 3)                          $   .45           $   .36
                                                             =======           =======

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3)              3,002,117         3,002,131
                                                           =========         =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                            September 30,
                                                          1996          1995
                                                        ----------------------
                                                        (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                              $3,808      $ 3,634
 Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Provision for Depreciation                              593          499
    Provision for Loan Losses                               630          535
    (Gain) Loss on Sale of Other Real Estate                 (3)           5
    Gain on Call of Securities                               (7)          (3)
    Gain on Sale of Equipment                                (1)          (6)
    Net Accretion of Premiums and Discounts on Securities  (449)         (85)
    Changes in Assets and Liabilities:
     Increase in Interest Receivable                       (313)      (1,373)
     (Increase) Decrease in Other Assets                    (96)          44
     Increase (Decrease) in Interest Payable                (54)         786
     Increase (Decrease) in Other Liabilities              (468)         244
                                                         ------       ------
 Net Cash Provided by Operating Activities                3,640        4,280
                                                         ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net Increase in Interest Bearing Deposits
     in Other Banks                                      (1,281)        (482)
 Net (Increase) Decrease in Federal Funds Sold           (4,190)         280
 Available-for-Sale Securities:
     Proceeds from Maturity                              39,574       16,701
     Purchases                                          (61,736)     (17,786)
 Held-to-Maturity Securities:
     Proceeds from Maturity                              20,023        3,683
     Purchases                                           (3,849)     (17,544)
 Net Increase in Loans                                  (10,452)     (18,356)
 Purchases of Premises and Equipment                     (1,934)      (1,459)
 Proceeds from Sale of Equipment                              2            7
 Proceeds from Sale of Other Real Estate                    202            7
                                                        -------      -------
 Net Cash Used in Investing Activities                  (23,641)     (34,949)
                                                        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits                                18,427       28,354
 Advances from the Federal Home Loan Bank                 7,076        2,565
 Repayment of Other Borrowed Money                       (5,115)      (1,815)
 Securities Sold Under Agreements to Repurchase           1,200
 Purchase and Retirement of Common Stock                     (3)
 Dividends Paid                                          (1,249)        (958)
                                                        -------      -------
 Net Cash Provided by Financing Activities               20,336       28,146
                                                        -------      -------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS              335       (2,523)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR             15,005       14,350
                                                        -------      -------
CASH AND DUE FROM BANKS AT END OF PERIOD                $15,340      $11,827
                                                        =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                            $10,771      $ 8,085
    Income Taxes                                          1,978        1,521
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  Other Real Estate Acquired through Loan Foreclosure   $   275          106
  Loans granted to facilitate the Sale of Other Real Estate  77          142
  Change in Net Unrealized Gain (Loss) on
    Investment Securities Available for Sale               (621)         798

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements of First Banking Company of Southeast Georgia (the "Company") include the financial statements of First Bulloch Bank & Trust Company, Metter Banking Company and First National Bank of Effingham (see Note 5), wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

5.  MERGER

    Effective August 27, 1996, the Company consummated its merger of First National Bank of Effingham ("Effingham Bank") into the Company. The Company exchanged 340,309 shares of its common stock and cash of approximately $2,800 for all of the outstanding common stock and options to acquire common stock of FNB Banchsares, Inc.("FNB"), parent company of the Effingham Bank. The merger was accounted for as a pooling-of-interests. The financial statements of the Company for all periods presented have been restated to include FNB and the Effingham Bank.

    The results of operations for the three months and nine months ended September 30, 1996 and 1995 include the consolidated FNB results of operations prior to the consummation date as follows:

    Three months ended September 30, 1996 and 1995 (in thousands):

                                    Total Revenue         Net Income (Loss)
                                ---------------------     -------------------
                                  1996          1995        1996        1995
            Company              $6,589        $6,585      $1,158      $1,163
            FNB                   1,753         1,049         (22)        121
                                 ------        ------      ------      ------
            Combined             $8,342        $7,634      $1,136      $1,284
                                 ======        ======      ======      ======

      Nine months ended September 30, 1996 and 1995:

                                      Total Revenue             Net Income
                                 ---------------------     ------------------
                                   1996          1995        1996        1995
            Company              $20,895       $18,938     $3,512      $3,336
            FNB                    3,695         2,841        296         328
                                 -------       -------     ------      ------
            Combined             $24,590       $21,779     $3,808      $3,664
                                 =======       =======     ======      ======

      A reconciliation of consolidated total revenues, net income, and net income per share as previously reported with restated amounts for the three months and nine months ended September 30, 1995 is as follows:

      Three months ended September 30, 1995:

                                                         Net Income
                               Total          Net        Per Common
                               Revenues       Income       Share
                              ----------    ----------  ------------
      Company, as previously
          reported              $6,585        $1,163        $0.43
      FNB                        1,049           121
                                ------        ------
      Company, as restated      $7,634        $1,284         0.43
                                ======        ======


      Nine months ended September 30, 1995:

                                                         Net Income
                               Total          Net        Per Common
                               Revenues       Income         Share
      Company, as previously
      reported                  $18,938       $3,336        $1.25
      FNB                         2,841          328
                                -------       ------
      Company, as restated      $21,779       $3,664         1.21
                                =======       ======

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

         This discussion relates to the consolidated financial condition and results of operations of First Banking Company of Southeast Georgia (the "Company") and its wholly-owned subsidiaries, First Bulloch Bank & Trust Company ("Bulloch Bank"), Metter Banking Company ("Metter Bank") and First National Bank of Effingham ("Effingham Bank"), (the "Banks"). Since the Company has no subsidiaries other than the Banks and no activities other than those of the Banks, the following narrative refers to the operations of the Banks.

        The Company acquired the Effingham Bank on August 27, 1996 through the merger of FNB Bancshares, Inc. ("FNB") with and into the Company. The Company issued 340,309 shares of common stock and approximately $2,800 in cash in the merger. The financial statements appearing herein and the discussion and analysis set forth below reflect the combined operations of the Company and FNB. See Note 5 of Notes to Consolidated Financial Statements.

                               FINANCIAL CONDITION

         The Company functions as the sole owner of three commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. Loans outstanding have increased $10,452,000 or 4.8% since year-end. Investment securities and interest bearing deposits in other banks have increased $5,504,000 (6.1%) and $1,281,000 (10.4%), respectively, while federal funds sold have increased $4,190,000 (51.3%) since year-end.

     Total assets have increased $23,001,000 (6.6%) since year-end, while total funds (deposits plus Other Borrowed Money) have increased $20,388,000 (6.5%). Total deposits have increased $18,427,000 (6.1%) since year-end, and Other Borrowed Money has increased $1,961,000 (27.1%). Demand deposits have increased $629,000 (1.6%), and savings deposits (including NOW accounts and the liquid money market accounts) have increased $14,248,000 (15.0%). Time deposits over $100,000 have decreased approximately $2,687,000 (3.5%), while other time deposits have increased approximately $6,237,000 (6.6%).

     The increase in savings deposits is directly attributable to one new public fund NOW account obtained through competitive bid and opened on January 2, 1996. At September 30, 1996 this account reflected a balance of $13,757,000. Because state banking regulations require this account to be secured by the pledging of investment securities to the public entity, additional investment securities were purchased in an amount adequate to satisfy the regulatory pledging requirement, thus accounting for the increase in investment securities since year-end. The decrease in time deposits $100,000 and over is the result of a run-off of such deposits from governmental entities, which are placed as a result of competitive bid. The increase of $6,237,000 in other time deposits is primarily the result of the growth of such deposits at the Effingham Bank. CAPITAL RESOURCES

     The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1996, the Banks were required to have minimum Tier 1 and Total Risk-Based Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:

                                      Bulloch Bank  Metter Bank  Effingham Bank
                                      ------------  -----------  --------------

    Tier 1 Risk-based Capital ratio      18.4%          15.0%         8.7%
    Total Risk-based Capital ratio       19.7           16.3          9.9
    Leverage ratio                       10.5            9.8          6.5

     These ratios qualify the Bulloch Bank and the Metter Bank for the "well-capitalized" classification and the Effingham Bank for the "adequately capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 9.7% at September 30, 1996 and at December 31, 1995.

LIQUIDITY

         The percentage of net loans to total funds was 68.0% at September 30, 1996 and 69.3% at December 31, 1995. At September 30, 1996 the Banks had $41,273,000 in cash and cash equivalents as compared with $35,467,000 at December 31, 1995. The Banks' liquidity policies typically require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At September 30, 1996, all of the Banks exceeded this ratio. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

     Presented below is an interest rate sensitivity analysis of the Company at September 30, 1996.

Interest Rate Sensitivity Analysis - September 30, 1996

                                                          Term to Repricing or Maturity
                                     ----------------------------------------------------------------------
                                                     Over Three      Over One       Over Five
                                      Less Than    Months through  Year through     years and
                                     Three Months     One Year      Five years     Insensitive       Total
                                     ----------------------------------------------------------------------
Interest Earning Assets:

 Interest Bearing
  Deposits in Other
  Banks                                $ 13,573                                                    $ 13,573
 Investment Securities                    9,838       $ 26,401       $ 42,672       $ 16,386         95,297
 Federal Funds Sold                      12,360                                                      12,360
 Loans                                  106,853         49,333         52,449         17,333        225,968
                                       --------       --------       --------       --------       --------
    Total Interest
    Earning Assets                      142,624         75,734         95,121         33,719        347,198
Noninterest Earning
 Assets                                                                               26,169         26,169
                                       --------       --------       --------       --------       --------
TOTAL ASSETS                           $142,624       $ 75,734       $ 95,121       $ 59,888       $373,367
                                       ========       ========       ========       ========       ========

Interest Bearing Liabilities:

Interest Bearing
 Deposits                              $148,995       $102,843       $ 31,815                      $283,653
Other Borrowed Money                        222            744          3,955       $  4,274          9,195
Repurchase Agreements                                    1,200                                        1,200
                                       --------       --------       --------       --------       --------
   Total Interest
   Bearing Liabilities                  149,217        104,787         35,770          4,274        294,048
Interest Free Deposits                                                                39,257         39,257
Other Interest Free
Liabilities and Equity                                                                40,062         40,062
                                       --------       --------       --------       --------       --------

TOTAL LIABILITIES
 AND EQUITY                            $149,217       $104,787       $ 35,770       $ 83,593       $373,367
                                       ========       ========       ========       ========       ========

Net Interest Rate
 Sensitivity Gap                       $ (6,593)      $(29,053)        59,351       ($23,705)
Cumulative gap                         $ (6,593)      $(35,646)        23,705

Net Interest Rate
 Sensitivity Gap as
 a Percent of Interest
 Earning Assets                            (4.6)         (38.4)          62.4          (70.3)

Cumulative Gap as a
 Percent of Cumulative
 Interest Earning Assets                   (4.6)         (16.3)           7.6

                              RESULTS OF OPERATIONS

INTEREST INCOME

         Total interest income increased $2,682,000 (13.4%) in the first nine months of 1996 as compared to the first nine months of 1995 and increased $674,000 (9.5%) in the third quarter of 1996 as compared to the third quarter of 1995. Interest on loans increased $1,546,000 (9.7%) in the first nine months of 1996 as compared to the first nine months of 1995 and increased $335,000 (5.9%) in the third quarter of 1996 as compared to the third quarter of 1995, as a result of an increase of $22,083,000 in the year-to-date average balance of loans outstanding from September 30, 1995 to September 30, 1996 offset by a nominal decrease in yield on the loan portfolio for that period. Interest on investments increased $1,098,000 (32.6%) in the first nine months of this year as compared to the first nine months of 1995 and increased $291,000 (24.4%) in the third quarter of 1996 from the third quarter of 1995, primarily as a result of an increase in the average balance of the investment portfolio of $25,248,000 offset by a nominal decrease in yield from 6.5% to 6.4%.

         During the first nine months of 1996, interest on federal funds sold increased $155,000 (99.2%) from the first nine months of 1995 and increased $29,000 (39.4%) in the third quarter of 1996 as compared to the third quarter of 1995. Interest on Interest-bearing Deposits in Other Banks decreased $117,000 (20.4%) during the first nine months of 1996 from the first nine months of 1995 and increased $19,000 (14.1%) in the third quarter of 1996 from the third quarter of 1995. These short-term investments are the two means of investing any excess cash from day to day. The net increase in the combined income of Federal Funds Sold and Interest-bearing deposits in other banks is the result of an increase of $2,636,000 in the combined year-to-date average balance offset by a decrease in the weighted average yield from 6.0% to 5.4%.

INTEREST EXPENSE

         During the first nine months of 1996, total interest expense increased $1,845,000 (20.8%) from the first nine months of 1995 and increased $291,000 (8.8%) in the third quarter of 1996 from the third quarter of 1995. Interest on deposits increased $1,708,000 (19.9%) in the first nine months of 1996 from the first nine months of 1995 and increased $238,000 (7.4%) in the third quarter of this year from the third quarter of 1995. This increase is attributable to an increase in the average balance of interest bearing deposits of $40,166,000 as well as a nominal increase in the cost of funds from 4.9% to 5.0%. Interest on Other Borrowed Money increased $137,000 (46.3%) in the first nine months of 1996 from the first nine months of 1995 and increased $53,000 (51.4%) in the third quarter of 1996 as compared to the third quarter of 1995. This increase is the result of an increase of $3,166,000 in the average balance outstanding of Other Borrowed Money at a lower average interest rate of 6.5% from 7.3%.

PROVISIONS FOR LOAN LOSSES

         Provisions for loan losses for the first nine months of 1996 increased $95,000 (17.7%) from the first nine months of 1995 and decreased $8,000 (4.2%) in the third quarter of 1996 from the third quarter of 1995. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At September 30, 1996 the allowance for loan losses was 1.9% of outstanding loans less unearned interest.

     Nonperforming loans were $1,709,000 at September 30, 1996 and $1,668,000 at December 31, 1995. These loans included those on a nonaccrual status of $730,000 and $549,000, respectively, accruing loans contractually past due at least 90 days of $409,000 and $368,000, respectively, and restructured loans of $570,000 and $751,000, respectively. Net loans charged off totaled $258,000 during the first nine months of 1996 as compared to $181,000 during the first nine months of 1995.

NONINTEREST INCOME AND EXPENSE

         Noninterest income increased $159,000 (9.2%) in the first nine months of 1996 from the first nine months of 1995 and increased $34,000 (6.0%) in the third quarter of 1996 from the third quarter of 1995. These increases are primarily a result of an increase in service charges on deposit accounts of $114,000 during the first nine months of 1996 from the first nine months of 1995 and of $63,000 during the third quarter of 1996 as compared to the third quarter of 1995, as a result of increases in the per item NSF service charge as well as an increase in the overall volume of accounts subject to other account service charges. The increase in other non-interest income for the first nine months of 1996 is a result of increases of $20,000 in credit life and A & H insurance commissions, $28,600 in income from long-term mortgage loans, which are acquired by other banks on a non-recourse basis concurrent with the closing of each loan, and other smaller increases in ATM transaction fee income and safe deposit box rental income offset by a $17,000 decrease in life insurance commission income. The increase of $34,000 in non-interest income during the third quarter of 1996 from the third quarter of 1995 is primarily the result of the $63,000 increase in service charges on deposit accounts previously discussed offset by decreases in credit life and A & H commissions, safe deposit box rental income and life insurance commissions.

      Noninterest expense increased $650,000 (9.2%) in the first nine months of 1996 compared to the first nine months of 1995 and increased $571,000 (24.7%) in the third quarter of 1996 as compared to the third quarter of 1995. These increases are a result of increases in salary and personnel expense of $205,000 and $84,000, respectively, increases in occupancy and equipment expense of $140,000 and $94,000, respectively, and increases in Other Expense of $650,000 and $393,000, respectively, during the first nine months of 1996 as compared to the first nine months of 1995 and during the third quarter of 1996 as compared to the third quarter of 1995. The increases in salary and personnel expense is primarily the result of increases in staff, while the increases in occupancy and equipment expense is the result of increases in depreciation expense related to construction projects and equipment purchases during the year 1995. The increase in Other Expense is the result of the effects of a rebate on deposit insurance premiums of $150,000 received from the FDIC in September 1995 as well as legal, accounting and other costs totaling $361,000 for the first nine months of 1996 and $262,000 for the third quarter of 1996 relating to the merger of the Effingham bank into the Company.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: 27  Financial Data Schedule (for SEC use only)
    (b) Reports on Form 8-K: On September 19, 1996, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K (Commission File No. 0-10853) reporting the consummation of the Company's merger with FNB and acquisition of the Effingham Bank.

                                    SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST BANKING COMPANY OF SOUTHEAST GEORGIA



DATE:  November 14, 1996              BY:/s/ James Eli Hodges
     --------------------                -----------------------------------
                                                    JAMES ELI HODGES
                                                       PRESIDENT

DATE:  November 14, 1996              BY:/s/ Dwayne E. Rocker
     --------------------                -----------------------------------
                                                     DWAYNE E. ROCKER
                                                    SECRETARY-TREASURER
                                               (PRINCIPAL FINANCIAL OFFICER)