Form 10-K405
period 1996-12-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1997-03-31
CIK 357208

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K

(MARK ONE)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the Fiscal year ended    December 31, 1996
                         ------------------------------------------------------

                                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from_____ to_______________

                         COMMISSION FILE NUMBER 0-10853
                                               --------

                 FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
-------------------------------------------------------------------------------
            (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                GEORGIA                                    58-1458268
------------------------------------------            --------------------
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

40 NORTH MAIN STREET, STATESBORO, GEORGIA                    30458
------------------------------------------            --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 912-764-6611
                                                  -----------------------------
-------------------------------------------------------------------------------

  Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                        COMMON STOCK, $1.00 PAR VALUE
                      --------------------------------
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ---   ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$57,211,481 (as of February 28, 1997). State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $1.00 Par Value 3,002,020 shares outstanding at February 28, 1997
-------------------------------------------------------------------------------
                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV.

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 24, 1997, are incorporated by reference into Part III.
Exhibit Index on Page 4

                             Page 1 of 51 Pages
                                      ---

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST BANKING COMPANY OF
                                                      SOUTHEAST GEORGIA
                                                        (REGISTRANT)

     Date: March 28, 1997                    By: /s/ James Eli Hodges
          ------------------                     ---------------------------
                                                 JAMES ELI HODGES, PRESIDENT

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Eli Hodges and Dwayne E. Rocker, and each of them, for him in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 1997                           By: /s/ James Eli Hodges
     ---------------------                         ----------------------------
                                                   JAMES ELI HODGES
                                                   PRESIDENT & DIRECTOR
                                                   (PRINCIPAL EXECUTIVE OFFICER)

Date: March 28, 1997                           By: /s/ Julian C. Lane, Jr.
     ---------------------                         -----------------------------
                                                   JULIAN C. LANE, JR VICE
                                                   PRESIDENT AND DIRECTOR

Date: March 28, 1997                           By: /s/ John M. Wilson, Jr.
     ---------------------                         -----------------------------
                                                   JOHN M. WILSON, JR.
                                                   VICE PRESIDENT AND DIRECTOR

Date: March 28, 1997                           By: /s/ Dwayne E. Rocker
     ---------------------                         -----------------------------
                                                   DWAYNE E. ROCKER
                                                   SECRETARY & TREASURER
                                                   (PRINCIPAL FINANCIAL &
                                                   ACCOUNTING OFFICER)

Date: March 28, 1997                           By: /s/ E. Raybon Anderson
     ---------------------                         -----------------------------
                                                   E. RAYBON ANDERSON, DIRECTOR

Date: March 28, 1997                           By: /s/ A.M. Braswell, Jr.
     ---------------------                         -----------------------------
                                                   A.M. BRASWELL, JR., DIRECTOR

Date: March 28, 1997                           By: /s/ W. A. Crider, Jr.
     ---------------------                         -----------------------------
                                                   W.A. CRIDER, JR., DIRECTOR

Date: March 28, 1997                      By: /s/ C. Arthur Howard
     ---------------------                    ---------------------------------
                                              C. ARTHUR HOWARD, DIRECTOR

DATE: March 28, 1997                      By: /s/ Lanier A. Hunnicutt
     ---------------------                    ---------------------------------
                                              LANIER A. HUNNICUTT, DIRECTOR

Date: March 28, 1997                      By: /s/ Joe P. Johnston
     ---------------------                    ---------------------------------
                                              JOE P. JOHNSTON, DIRECTOR

Date: March 28, 1997                      By: /s/ Harry S. Mathews
     ---------------------                    ---------------------------------
                                              HARRY S. MATHEWS, DIRECTOR

Date: March 28, 1997                      By: /s/ Dan J. Parrish, Jr.
     ---------------------                    ---------------------------------
                                              DAN J. PARRISH, JR., DIRECTOR

Date: March 28, 1997                      By: /s/ Charles M. Robbins, Jr.
     ---------------------                    ---------------------------------
                                              CHARLES M. ROBBINS, JR., DIRECTOR

Date: March 28, 1997                      BY: /s/ Larry D. Weddle
     ---------------------                    ---------------------------------
                                              LARRY D. WEDDLE, DIRECTOR

Date: March 28, 1997                      BY: /s/ Alvin Williams
     ---------------------                    ---------------------------------
                                              ALVIN WILLIAMS, DIRECTOR

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DOCUMENT                                      PAGE
  -------------------  ------------------------------------------------------------            ----
     3.1     --        Amended and Restated Articles of Incorporation
                       of the Registrant (incorporated by reference
                       to exhibit by same number in the Registrant's
                       Form 10-K for the year ended December 31, 1988.)                        N/A

     3.2     --        By-Laws of the Registrant, as amended
                       February 28, 1990. (1)                                                  N/A

   10.1*     --        Profit Sharing Plan, as restated December 29,
                       1994. (2)                                                               N/A

   10.2*     --        Trust Agreement related to the Registrant's Profit
                       Sharing Plan, as amended and restated December 30,
                       1988, effective January 1, 1989. (1)                                    N/A

   10.3*     --        Target Benefit Retirement Plan, as restated
                       December 29, 1994.(2)                                                   N/A

   10.4*     --        Trust Agreement related to the Registrant's Target
                       Benefit Retirement Plan, as amended and restated
                       December 30, 1988, effective January 1, 1989. (1)                       N/A

   10.5*     --        Employment Agreement dated February 20, 1996
                       between James Eli Hodges and the Registrant
                       (incorporated herein by reference to exhibit of the
                       same number in the Registrant's Form 10-KSB for
                       the year ended December 31, 1995.)                                      N/A

   10.6*     --        Employment Agreement dated April 9, 1996 between
                       Julian C. Lane, Jr. and the Registrant (incorporated
                       by reference to Exhibit 10.6 of the Registrant's
                       Form 10-QSB for the Quarter ended March 31, 1996.)                      N/A

   13        --        The Registrant's Annual Report to Shareholders for
                       the year ended December 31, 1996 (except for
                       those portions specifically incorporated by
                       reference, the 1996 Annual Report to Shareholders
                       is not deemed to be filed as part of this report).                      ---

   21        --        Subsidiaries of the Registrant                                          ---

   24        --        A Power of Attorney is set forth on the signature
                       pages of this Annual Report on Form 10-K.                               ---

   27        --        Financial Data Schedule (for SEC use only)

   99        --        Report of Independent Accountants (McNair, McLemore,
                       Middlebrooks & Co.) dated February 2, 1996, for the
                       years ended December 31, 1995 and 1994.                                 ---

     (1) Incorporated herein by reference to exhibit of the same number in the Registrant's Form 10-K for the year ended December 31, 1989.

     (2) Incorporated herein by reference to exhibit of the same number in the Registrant's Form 10-KSB for the year ended December 31, 1994.

      * Denotes Registrant's plans, management contracts and compensatory arrangements.

                       [DELOITTE & TOUCHE LLP LETTERHEAD]




INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
First Banking Company of Southeast Georgia:

We have audited the consolidated balance sheets of First Banking Company of Southeast Georgia and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of First Banking Company of Southeast Georgia and FNB Bancshares, Inc., which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated balance sheet of FNB Bancshares, Inc. and subsidiary as of December 31, 1995, or the related consolidated statements of income, stockholders' equity, and cash flows of FNB Bancshares, Inc. and subsidiary for the years ended December 31, 1995 and 1994, which statements reflect total assets of $50,165,516 as of December 31, 1995, and total revenues of $4,012,435 and $2,715,332 for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FNB Bancshares, Inc. and subsidiary for 1995 and 1994, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

January 24, 1997

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                  1996           1995
                                                              ------------   ------------
ASSETS
  Cash and Due from Banks (Note 13)                           $ 21,610,743   $ 15,005,532
  Interest Bearing Deposits in Other Banks                       9,905,485     12,291,546
  Federal Funds Sold                                             6,220,000      8,170,000
  Investment Securities:
     Available for Sale, at Fair Value (Amortized Cost of
      $85,900,522 in 1996 and $53,626,635 in 1995)
      (Note 3)                                                  85,865,947     54,015,190
     Held to Maturity, at Cost (Estimated Fair Value of
      $18,738,071 in 1996 and $36,658,184 in 1995)
      (Note 4)                                                  18,157,744     35,778,105
  Loans (Notes 5 and 10)                                       231,057,478    215,996,349
     Less: Unearned Interest Income                                (15,127)       (24,211)
     Allowance for Loan Losses (Note 5)                         (4,024,539)    (3,856,321)
                                                               -----------    -----------
     Loans -- Net                                              227,017,812    212,115,817
                                                               -----------    -----------
  Interest Receivable                                            5,383,067      4,956,943
  Premises and Equipment, Net (Note 6)                           7,193,309      5,647,071
  Other Real Estate                                                446,500        306,500
  Other Assets                                                   2,235,375      2,079,333
                                                               -----------    -----------
     TOTAL ASSETS                                             $384,035,982   $350,366,037
                                                               ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES:
  Deposits (Note 11):
     Demand                                                   $ 43,367,783   $ 38,396,417
     Interest Bearing:
     NOW Accounts                                               56,265,610     46,478,310
     Money Market Deposit Accounts                              33,331,641     36,266,946
     Savings                                                    13,185,253     12,599,408
     Time Certificates ($100,000 and above)                     82,203,709     75,854,766
     Other Time                                                101,293,199     94,886,719
                                                               -----------    -----------
     Total Deposits                                            329,647,195    304,482,566
  Federal Funds Purchased                                          800,000
  Repurchase Agreements                                          1,200,000
  Other Borrowed Money (Note 11)                                10,917,951      7,234,447
  Interest Payable                                               3,279,336      3,218,002
  Other Liabilities                                                870,739      1,303,021
                                                               -----------    -----------
     Total Liabilities                                         346,715,221    316,238,036
                                                               -----------    -----------
  Commitments and Contingencies (Note 5)

     Shareholders' Equity (Note 9):
     Common Stock, $1.00 Par Value, 10,000,000 Shares
      Authorized, 3,002,020 Shares Issued and Outstanding at
      December 31, 1996 and 3,002,131 Shares Issued and
      Outstanding at December 31, 1995                           3,002,020      3,002,131
     Additional Paid-in Capital                                  8,022,844      8,025,545
     Retained Earnings                                          26,318,721     22,843,878
     Net Unrealized Gain (Loss) on Investment Securities
      Available for Sale                                           (22,824)       256,447
                                                               -----------    -----------
     Total Shareholders' Equity                                 37,320,761     34,128,001
                                                               -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $384,035,982   $350,366,037
                                                               ===========    ===========

See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996                    1995                   1994
                                                         ----------------------   --------------------   --------------------
INTEREST INCOME
  Loans (Including Fees)                                      $ 23,593,288            $21,726,452            $17,169,542
  Interest Bearing Deposits                                        584,746                755,892                138,028
  Investment Securities:
     U.S. Treasury                                               1,438,107              1,817,279              1,763,505
     U.S. Government Agencies                                    3,398,383              1,865,014              1,169,051
     States and Political Subdivisions                             983,163                881,278                747,987
     Dividend Income                                               151,786                133,557                 55,614
  Federal Funds Sold                                               418,504                268,331                276,119
                                                               -----------             ----------             ----------
     Total Interest Income                                      30,567,977             27,447,803             21,319,846
                                                               -----------             ----------             ----------
INTEREST EXPENSE
  NOW Accounts                                                   1,793,576              1,155,231                941,906
  Money Market Deposit Accounts                                  1,265,473              1,292,854              1,150,027
  Savings                                                          418,777                386,571                332,783
  Time Certificates($100,000 and above)                          4,528,026              3,998,332              2,295,819
  Other Time                                                     5,783,882              5,184,666              3,380,577
  Other                                                            617,601                400,390                170,252
                                                               -----------             ----------             ----------
     Total Interest Expense                                     14,407,335             12,418,044              8,271,364
                                                               -----------             ----------             ----------
Net Interest Income                                             16,160,642             15,029,759             13,048,482
Provision for Loan Losses                                          694,911                859,300                632,073
                                                               -----------             ----------             ----------
Net Interest Income after Provision
     for Loan Losses                                            15,465,731             14,170,459             12,416,409
                                                               -----------             ----------             ----------
NON-INTEREST INCOME
  Service Charges on Deposit Accounts                            1,918,032              1,751,415              1,631,494
  Fees for Trust Services                                          215,946                200,236                216,375
  Other                                                            405,434                378,263                483,088
                                                               -----------             ----------             ----------
     Total Non-interest Income                                   2,539,412              2,329,914              2,330,957
                                                               -----------             ----------             ----------
NON-INTEREST EXPENSE
  Salaries                                                       4,110,004              3,835,909              3,532,681
  Other Personnel Expense                                        1,157,196              1,297,087              1,187,874
  Occupancy Expense, Net                                           767,941                699,277                606,029
  Equipment Expense                                              1,051,469                911,268                820,813
  Other (Note 12)                                                3,344,054              3,098,164              3,108,928
                                                               -----------             ----------             ----------
     Total Non-interest Expense                                 10,430,664              9,841,705              9,256,325
                                                               -----------             ----------             ----------
INCOME BEFORE INCOME TAXES                                       7,574,479              6,658,668              5,491,041
PROVISION FOR INCOME TAXES (NOTE 7)                              2,400,517              1,952,700              1,658,918
                                                               -----------             ----------             ----------
NET INCOME                                                    $  5,173,962            $ 4,705,968            $ 3,832,123
                                                               ===========             ==========             ==========
NET INCOME PER SHARE                                          $       1.72            $      1.57            $      1.28
                                                               ===========             ==========             ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    3,002,092              3,002,215              3,002,359
                                                               ===========             ==========             ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996           1995           1994
                                                       ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $  5,173,962   $  4,705,968   $  3,832,123
  Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
     Provision for Depreciation                             845,621        656,059        568,702
     Provision for Loan Losses                              694,911        859,300        632,073
     Gain on Sale of Other Assets                                           (1,619)
     Gain on Sale of Other Real Estate                       (3,607)       (26,693)       (22,643)
     Gain on Sale and Call of Securities                     (7,359)        (2,723)          (250)
     (Gain) Loss on Sale of Premises and Equipment           11,751         (6,070)        (2,025)
       Net Amortization (Accretion) of Premiums and
          Discounts on Securities                          (537,317)      (126,317)       247,225
     Amortization of Goodwil                                 37,688         37,688         37,688
     Changes in Assets and Liabilities:
       Increase in Interest Receivable                     (426,124)    (1,419,086)      (696,606)
       Increase in Other Assets                             (49,864)      (135,022)      (328,370)
       Increase in Interest Payable                          61,334      1,222,327        135,998
       Increase (Decrease) in Other Liabilities            (432,282)       168,801        411,934
                                                         ----------     ----------     ----------
Net Cash Provided by Operating Activities                 5,368,714      5,932,613      4,815,849
                                                         ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Interest Bearing
     Deposits in Other Banks                              2,386,061        746,402    (12,488,984)
  Net (Increase) Decrease in Federal Funds Sold           1,950,000     (1,955,000)     9,785,000
  Available For Sale Securities:
     Proceeds from Calls and Maturity                    46,577,991     20,535,193     12,474,706
     Proceeds from Sales                                                                  350,250
     Purchases                                          (78,462,013)   (24,016,143)   (18,986,000)
  Held To Maturity Securities:
     Proceeds from Maturity                              23,121,405      7,215,196      2,428,661
     Purchases                                           (5,346,240)   (25,389,464)    (4,970,941)
  Net Increase in Loans                                 (15,934,923)   (27,060,604)   (17,245,047)
  Purchases of Premises and Equipment                    (2,405,496)    (1,797,173)    (1,222,328)
  Proceeds from Sale of Premises and Equipment                1,886          8,660          2,300
  Proceeds from Sale of Other Assets                                         1,621
  Proceeds from Sales of Other Real Estate                  201,624        138,030         20,672
                                                         ----------     ----------     ----------
  Net Cash Used in Investing Activities                 (27,909,705)   (51,573,282)   (29,851,711)
                                                         ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                               25,164,629     44,968,802     26,415,111
  Borrowings from the Federal Home Loan Bank              9,041,000      5,332,000      3,910,553
  Repayment of Other Borrowed Money                      (5,357,496)    (2,727,429)      (100,000)
  Increase in Fed Funds Purchased                           800,000
  Increase in Repurchase Agreements                       1,200,000
  Purchase and Retirement of Fractional Shares               (2,812)        (3,137)
  Dividends Paid                                         (1,699,119)    (1,274,321)      (998,227)
                                                         ----------     ----------     ----------
  Net Cash Provided by Financing Activities              29,146,202     46,295,915     29,227,437
                                                         ----------     ----------     ----------
INCREASE IN CASH AND DUE FROM BANKS                       6,605,211        655,246      4,191,575
CASH AND DUE FROM BANKS, BEGINNING OF YEAR               15,005,532     14,350,286     10,158,711
                                                         ----------     ----------     ----------
CASH AND DUE FROM BANKS, END OF YEAR                    $21,610,743    $15,005,532    $14,350,286
                                                         ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                $14,346,000    $11,194,917    $ 8,130,528
Income Taxes                                              2,439,418      2,208,452      1,510,662

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
ACTIVITIES:
Other Real Estate Acquired through Loan
Foreclosure..........................................       414,917        170,096          7,000
Loans granted to facilitate the Sale of Other Real
Estate...............................................        76,900        268,405        206,471
Change in Net Unrealized Gain (Loss) on Securities
Available for Sale...................................      (279,271)     1,513,979     (1,596,190)

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                           NET
                                                                                       UNREALIZED
                                                                                       GAIN (LOSS)
                                                                                           ON
                                                                                       INVESTMENT
                                                            ADDITIONAL                 SECURITIES
                                                 COMMON      PAID-IN      RETAINED      AVAILABLE
                                                 STOCK       CAPITAL      EARNINGS      FOR SALE
                                               ----------   ----------   -----------   -----------
Balance at December 31, 1993                   $3,002,359   $8,028,454   $16,578,335   $   316,040
Net Income                                                                 3,832,123
Cash Dividends, $.30 per share                                              (998,227)
Change in Net Unrealized Gain (Loss) on
  Investment Securities Available for Sale                                              (1,504,101)
                                                ---------    ---------    ----------    ----------
Balance at December 31, 1994                    3,002,359    8,028,454    19,412,231    (1,188,061)
Net Income                                                                 4,705,968
Cash Dividends, $.375 per share                                           (1,274,321)
Change in Net Unrealized Gain (Loss) on
  Investment Securities Available for Sale                                               1,444,508
Purchase & Retirement of
  Fractional Shares                                   228        2,909
                                                ---------    ---------    ----------    ----------
Balance at December 31, 1995                    3,002,131    8,025,545    22,843,878       256,447
Net Income                                                                 5,173,962
Cash Dividends, $.60 per share                                            (1,699,119)
Change in Net Unrealized Gain
  (Loss) on Investment
  Securities Available for Sale                                                           (279,271)
Purchase and Retirement of
  Fractional Shares                                   111        2,701
                                                ---------    ---------    ----------    ----------
Balance at December 31, 1996                   $3,002,020   $8,022,844   $26,318,721   $   (22,824)
                                                =========    =========    ==========    ==========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting and reporting policies of First Banking Company of Southeast Georgia (the "Company") conform with generally accepted accounting principles and with general practice within the banking industry. The following is a summary of the more significant policies:

CONSOLIDATION

     The consolidated financial statements of the Company include the financial statements of First Bulloch Bank & Trust Company ("Bulloch Bank"), Metter Banking Company ("Metter Bank") and First National Bank of Effingham ("Effingham Bank"), (collectively, the "Banks"), wholly owned subsidiaries. Intracompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

     The Company's banks have eleven banking locations in Bulloch, Candler and Effingham counties located in southeast Georgia. The Company's primary source of revenue is interest from loans to businesses and individuals located in its market area.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTEREST RATE RISK

     The Company's assets and liabilities are generally monetary in nature, and interest rates have an impact on the Company's performance. The Company decreases the effect of interest rates on its performance by striving to match maturities and interest sensitivity between loans, investment securities, deposits and other borrowings. However, a significant change in interest rates could have an effect on the Company's results of operations.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and demand deposits due from banks.

INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investments available for sale are carried at fair value, and the related unrealized gain or loss, net of deferred income taxes, is included as a separate component of shareholders' equity. Gains and losses on sales and calls are based on the net proceeds and adjusted carrying amounts of the securities sold or called, using the specific identification method.

INVESTMENT SECURITIES HELD TO MATURITY

     Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company has the intent and ability to hold these investment securities to maturity.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level estimated to be adequate to absorb potential losses in the loan portfolio. Management's estimate of the adequacy of the allowance is based upon reviews of individual loans, recent loss experience, the estimated value of any underlying collateral, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight line methods over the estimated useful life of each asset. Significant additions and improvements are capitalized. Maintenance and repairs are charged to expense. The Company evaluates the estimated useful lives of assets on a periodic basis to determine whether events or circumstances warrant revised estimated useful lives or whether any impairment exists. Management believes no material impairment of premises and equipment exists at December 31, 1996.

INTEREST INCOME ON LOANS

Interest income on commercial, real estate and simple interest installment loans is recognized based upon the principal amount outstanding. The Banks discontinue accruing interest income on loans when, in the opinion of management, the interest is not collectible currently.

OTHER REAL ESTATE

Other real estate represents properties acquired through foreclosure and is carried at the lower of cost or estimated fair market value less estimated costs to sell.

GOODWILL

Goodwill is included in other assets and is being amortized over 25 years.
The carrying value of goodwill is periodically reviewed to assess recoverability based on expected undiscounted cash flows and operating income for the Company. Impairments would be recognized in operating results if a permanent diminution in value was expected. The Company also evaluates the amortization period to determine whether events or circumstances warrant revision to the amortization period. Management believes no material impairment of goodwill exists at December 31, 1996.

INCOME TAXES

Provisions for income taxes are based upon amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes for temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the temporary differences are expected to reverse.

NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the year.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

NEW ACCOUNTING PRONOUNCEMENT

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company plans to adopt SFAS 125 effective January 1, 1997. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 125 and is therefore unable to disclose the impact that such adoption will have on its financial position or results of operations.

In December 1996, the FASB issued SFAS No. 127, "Deferrral of the Effective Date of Certain Provisions of SFAS No. 125". SFAS No. 127 defers the effective date of certain provisions of SFAS 125 until December 31, 1997.

2. ACQUISITION

     Effective August 27, 1996, the Company consummated its merger of the Effingham Bank into the Company. The Company exchanged 340,309 shares of its common stock and cash of approximately $2,800 for all the outstanding common stock and options to acquire common stock of FNB Bancshares, Inc. ("FNB"), parent company of Effingham Bank. The merger was accounted for as a pooling-of-interests. The financial statements of the Company for the years ended December 31, 1995 and 1994 have been restated to include FNB and the Effingham Bank.

     The results of operations for the twelve months ended December 31, 1996 include the consolidated FNB results of operations prior to the consummation date as follows:

                        TOTAL REVENUE           NET INCOME
                        -------------           ----------
  Company                $29,411,930            $4,877,984
  FNB                      3,695,459               295,978
                          ----------             ---------
  Combined               $33,107,389            $5,173,962
                          ==========             =========

     A reconciliation of consolidated revenues, net income, and net income per share as previously reported with restated amounts for the years ended December 31, 1995 and 1994 are as follows:

                                                                                         NET INCOME PER
                                         TOTAL REVENUE               NET INCOME           COMMON SHARE
                                   -------------------------   -----------------------   ---------------
                                      1995          1994          1995         1994       1995     1994
                                   -----------   -----------   ----------   ----------   ------   ------
Company, as previously
  reported                         $25,765,282   $20,935,471   $4,536,693   $3,449,274    $1.70    $1.30
FNB                                  4,012,435     2,715,332      169,275      382,849
                                   -----------   -----------   ----------   ----------
Company, as restated               $29,777,717   $23,650,803   $4,705,968   $3,832,123    $1.57    $1.28
                                   ===========   ===========   ==========   ==========

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities available for sale are as follows:

                                                  GROSS        GROSS        GROSS       ESTIMATED
                                                AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                  COST         GAINS        LOSSES        VALUE

DECEMBER 31, 1996

U.S. Treasury                                  $22,150,564    $ 39,534     $ 33,696    $22,156,402
U.S. Government Agencies                        55,803,683     109,467      234,989     55,678,161
States and Political Subdivisions                5,336,723     100,581       15,472      5,421,832
Equity securities                                2,609,552                               2,609,552
                                               -----------    --------     --------    -----------
  Total                                        $85,900,522    $249,582     $284,157    $85,865,947
                                               ===========    ========     ========    ===========
DECEMBER 31, 1995

U.S. Treasury                                  $22,470,406    $141,251     $ 17,109    $22,594,548
U.S. Government Agencies                        24,756,226     265,416       97,775     24,923,867
States and Political Subdivisions                4,802,551     118,582       21,810      4,899,323
Equity securities                                1,597,452                               1,597,452
                                               -----------    --------     --------    -----------
  Total                                        $53,626,635    $525,249     $136,694    $54,015,190
                                               ===========    ========     ========    ===========

     The amortized cost and estimated fair value of these securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrower may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, which are included above in U. S. Government Agencies, are included in the year of their final maturity. Equity securities are included in the category "Due after ten years".

                                                                   AMORTIZED              ESTIMATED
                                                                      COST                FAIR VALUE

Due in one year or less                                           $34,589,100            $34,615,101
Due after one year through five years                              41,576,378             41,454,137
Due after five years through ten years                              4,405,750              4,449,925
Due after ten years                                                 5,329,294              5,346,784
                                                                   ----------             ----------
  Total                                                           $85,900,522            $85,865,947
                                                                   ==========             ==========


     During 1996, 1995, and 1994, there were realized gains of $991, $2,723 and $250 from sales and calls of securities of $800,991, $50,000 and $350,250, respectively.

     Securities with a fair value of $62,944,274 at December 31, 1996 were pledged as collateral for public deposits and trust assets.

4.INVESTMENT SECURITIES HELD TO MATURITY

     The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities held to maturity are as follows:

                                                                          GROSS                GROSS              ESTIMATED
                                                 AMORTIZED             UNREALIZED           UNREALIZED               FAIR
                                                    COST                  GAINS               LOSSES                VALUE
DECEMBER 31, 1996
U.S. Treasury                                   $ 1,999,082            $    6,548                                $ 2,005,630
U.S. Government Agencies                          2,377,268                53,329                                  2,430,597
States and Political Subdivisions                13,781,394               532,680            $  12,230            14,301,844
                                                 ----------             ---------               ------            ----------
  Total                                         $18,157,744            $  592,557            $  12,230           $18,738,071
                                                 ==========             =========               ======            ==========

DECEMBER 31, 1995

U.S. Treasury                                   $ 6,985,104            $   58,656                                $ 7,043,760
U.S. Government Agencies                         17,221,506               150,657            $   2,766            17,369,397
States and Political Subdivisions                11,571,495               675,674                2,142            12,245,027
                                                 ----------             ---------               ------            ----------
  Total                                         $35,778,105            $  884,987            $   4,908           $36,658,184
                                                 ==========             =========               ======            ==========

     The amortized cost and estimated fair value of these securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrower may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, which are included above in U. S. Government Agencies, are included in the year of their final maturity.

                                                                   AMORTIZED              ESTIMATED
                                                                      COST                FAIR VALUE

Due in one year or less                                           $ 4,503,742            $ 4,521,122
Due after one year through five years                               6,460,896              6,675,316
Due after five years through ten years                              3,763,000              3,941,801
Due after ten years                                                 3,430,106              3,599,832
                                                                   ----------             ----------
  Total                                                           $18,157,744            $18,738,071
                                                                   ==========             ==========

     During 1996, there were realized gains of $6,368 from total proceeds from calls of securities of $396,800. There were no sales or calls of held to maturity securities in 1995 and 1994 and, therefore, no gains or losses.

     Securities with a carrying amount of $12,963,727 at December 31, 1996 were pledged as collateral for public deposits and trust assets.

5.LOANS

     Loans are summarized as follows:

                                                                   DECEMBER 31,             DECEMBER 31,
                                                                       1996                     1995

Real Estate:
  Construction                                                     $ 17,366,129             $ 12,505,746
  Other                                                             141,015,449              127,203,963
Commercial and Agricultural                                          49,837,280               54,600,117
Installment and Other Consumer                                       22,838,620               21,686,523
                                                                    -----------              -----------
     Total                                                         $231,057,478             $215,996,349
                                                                    ===========              ===========

     The Banks' loans are concentrated with customers in the Banks' market area of southeast Georgia, primarily in Bulloch, Candler, Effingham and contiguous counties.

     An analysis of the allowance for loan losses follows:


                                                                   1996                 1995                 1994
Balance, Beginning of Year.................................      $3,856,321           $3,274,587           $2,852,533
Provision for Loan Losses..................................         694,911              859,300              632,073
Loans Charged Off..........................................        (659,159)            (342,070)            (326,770)
Recoveries.................................................         132,466               64,504              116,751
                                                                  ---------            ---------            ---------
Balance, End of Year.......................................      $4,024,539           $3,856,321           $3,274,587
                                                                  =========            =========            =========

     Nonperforming loans were $1,416,324 at December 31, 1996 and $1,667,510 at December 31, 1995. These loans included those on a non-accrual status of $353,389 and $549,297, accruing loans contractually past due at least 90 days of $207,420 and $367,663, and restructured loans of $855,515 and $750,550 at
December 31, 1996 and 1995, respectively. Interest income that would have been recorded on these nonperforming loans in accordance with their original terms was $171,952 in 1996 and $110,345 in 1995, compared with amounts received of $52,193 and $53,462, respectively.

     The Company adopted Statement of Financial Accounting Standards Nos. 114 and 118 (the "Statements") as of January 1, 1995. The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan agreement. The Company measures impairment of a loan on a loan by loan basis for real estate, commercial and agricultural loans. Installment and other consumer loans are considered smaller balance, homogeneous loans. Amounts of impaired loans that are not probable of collection are charged off immediately. The Company had impaired loans of $353,389 and $549,297 as of December 31, 1996 and December 31, 1995,
respectively. The average amount of impaired loans during 1996 was $451,343. No specific allowance was necessary for such loans under the provisions of the Statements. The interest income recognized on such loans was $5,562 and $17,649 in 1996 and 1995 as compared to $5,562 and $2,635, respectively, of interest received on a cash basis.

     The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby lines of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby lines of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making these commitments as they do for on-balance-sheet instruments. The Banks expect no loss from loan commitments of $24,837,764 and $26,704,692 and standby lines of credit of $1,070,250 and $757,450 at December 31, 1996 and 1995,
respectively. The loan commitments and standby lines of credit include $9,066,179 and $1,070,250, respectively, of fixed rate commitments at December 31, 1996. The Banks evaluate each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained for these commitments, if deemed necessary by the Banks, is based on management's credit evaluation of the customer. Collateral held varies, but may include inventory, equipment, and real estate.

6.PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                  DECEMBER 31,            DECEMBER 31,
                                                                      1996                    1995
Land                                                               $   923,253             $   923,253
Buildings                                                            4,471,265               4,113,130
Leasehold Improvements                                                 527,279                  92,133
Furniture and Equipment                                              6,886,549               5,846,517
                                                                    ----------              ----------
  Total                                                             12,808,346              10,975,033
Less: Accumulated Depreciation                                       5,615,037               5,327,962
                                                                    ----------              ----------
Premises and Equipment, Net                                        $ 7,193,309             $ 5,647,071
                                                                    ==========              ==========

7.INCOME TAXES

     The Company provides deferred income taxes based on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The provisions for income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                   1996                 1995                 1994
  Current       $2,433,517           $2,262,981           $1,533,436
  Deferred         (33,000)            (310,281)             125,482
                 ---------            ---------            ---------
  Total         $2,400,517           $1,952,700           $1,658,918
                 =========            =========            =========

     At December 31, 1996 and 1995, the significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                     1996                 1995
                                                              ------------------   ------------------
Deferred Tax Assets:
  Allowance for Possible Loan Losses........................      $1,255,000           $1,147,000
  State Tax Carryforward....................................                               64,000
  Other Postretirement Benefits.............................         106,000              131,000
  Other Liabilities.........................................          17,000               39,000
  Unrealized Loss on Investment Securities Available for
     Sale...................................................          12,000
                                                                   ---------            ---------
     Total Deferred Tax Assets..............................       1,390,000            1,381,000
                                                                   ---------            ---------
Deferred Tax Liabilities:
  Accumulated Depreciation..................................         (55,000)            (112,000)
  Other Assets..............................................        (117,000)             (96,000)
  Unrealized Gain on Investment Securities Available for
     Sale...................................................                             (132,000)
                                                                   ---------            ---------
     Total Deferred Tax Liabilities.........................        (172,000)            (340,000)
                                                                   ---------            ---------
Net Deferred Tax Assets.....................................      $1,218,000           $1,041,000
                                                                   =========            =========

     No valuation allowance has been recorded by the Company, as management considers it more likely than not that all deferred tax assets will be recognized.

     The provision for income taxes is less than that computed by applying the federal statutory rate of 34% to pretax income as indicated by following:

                                                                    1996                 1995                 1994

Income Tax Computed at Statutory Rate......................      $2,573,323           $2,263,947           $1,866,953
Increases (Decreases) Resulting from:
  Tax Exempt Interest......................................        (303,852)            (375,512)            (286,546)
  Other....................................................         131,046               64,265               78,511
                                                                  ---------            ---------            ---------
     Income Tax Expense....................................      $2,400,517           $1,952,700           $1,658,918
                                                                  ---------            ---------            ---------

8.BENEFIT PLANS

     At December 31, 1996 and 1995, the Company had recorded liabilities of approximately $279,451 and $344,208, respectively, for other post-retirement benefits and recognized expenses during each of the years ended December 31, 1996, 1995 and 1994 of approximately $8,919, $23,600 and $20,000, respectively.
A discount of 7.5% and an annual medical insurance cost trend rate of 12% reduced by 1% each year until 6.5% were used in calculating the other post-retirement benefit obligation. If the annual medical insurance cost trend rate assumption were increased by 1%, the liability would be increased by 8% at December 31,1996.

     The Company sponsors a contributory profit sharing plan under Internal Revenue Code Section 401(k), (the "401(k) plan") which covers substantially all employees of the Banks. Employees may contribute up to 10% of their compensation to the 401(k) plan, up to a maximum amount of $9,500 in 1996. The Banks contribute between 50% and 187.5% of the participant's initial 4% contribution. The Banks may make an additional contribution each year under certain circumstances.

     The Company also sponsors a Target Benefit Plan which covers substantially all employees of the Banks. Under the terms of this plan, a participant's target benefit will be based on service of up to twenty years subsequent to January 1, 1986 for employees of the Bulloch Bank, subsequent to January 1, 1989 for employees of the Metter Bank, and subsequent to January 1, 1997 for employees of the Effingham Bank. For each year of service performed, the Banks contribute percentages of the participant's compensation as set forth in the plan.

     A summary of profit-sharing and target benefit expenses follows:

                                                                   1996              1995              1994
Profit-Sharing Plan.........................................     $283,198          $288,284          $338,901
Target Benefit Plan.........................................      113,027           134,331           129,203
                                                                  -------           -------           -------
  Total.....................................................     $396,225          $422,615          $468,104
                                                                  =======           =======           =======

9.SHAREHOLDERS' EQUITY

     Effective May 15, 1995, the Company declared an 8-for-5 stock split of its common stock effected in the form of a 60% stock dividend. All references to share and per share amounts have been retroactively adjusted to reflect the split. Additional paid-in capital has been charged and common stock has been credited retroactively with $998,227 to reflect the stock split.

     The primary source of funds for payment of dividends by the Company to its shareholders is dividends received from the Banks. The Banks may pay dividends to the Company in any year in an amount up to 50% of the previous year's net income, or $2,823,981 in 1997, without the approval of the Georgia Department of Banking and Finance.

     The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and the Bank's classifications under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined in the regulations and as set forth in the table below. Management believes that as of December 31, 1996 the Company and the Banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1996 and 1995, the most recent notifications from the Federal Deposit Insurance Corporation categorized Bulloch Bank and Metter Bank as "well-capitalized" and Effingham Bank as "adequately capitalized" under the regulatory framework for prompt corrective action. As a result, Effingham Bank is not allowed to accept brokered deposits without regulatory approval. To be categorized as "well-capitalized", Bulloch Bank and Metter Bank must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed such institutions' categories.

     The Company's and the Banks' actual capital amounts and ratios as of December 31, 1996 and 1995 are as follows (dollars in thousands):

                                                                                                    TO BE WELL
                                                                                                    CAPITALIZED
                                                                                                   UNDER PROMPT
                                                                                  FOR CAPITAL       CORRECTIVE
                                                                                   ADEQUACY           ACTION
                                                                  ACTUAL           PURPOSES         PROVISIONS
                                                              ---------------   ---------------   ---------------
                                                              AMOUNT    RATIO   AMOUNT    RATIO   AMOUNT    RATIO
                                                              -------   -----   -------   -----   -------   -----
As of December 31, 1996:
Total Capital (to Risk-weighted Assets):
  Company                                                    $39,831    17.0   $18,730     8.0%  Not Applicable
  Bulloch Bank                                                25,603    19.3%   10,585     8.0%  $13,232    10.0%
  Metter Bank                                                 10,164    16.6%    4,899     8.0%    6,124    10.0%
  Effingham Bank                                               3,994     9.7%    3,278     8.0%    4,097    10.0%
Tier I Capital (to Risk-weighted Assets):
  Company                                                    $36,891    15.8%   $9,365     4.0%   Not Applicable
  Bulloch Bank                                                23,940    18.1%    5,293     4.0%   $7,939     6.0%
  Metter Bank                                                  9,393    15.3%    2,450     4.0%    3,675     6.0%
  Effingham Bank                                               3,584     8.7%    1,639     4.0%    2,458     6.0%
Tier I Capital (to Average Assets):
  Company                                                    $36,891     9.8%   $14,959    4.0%   Not Applicable
  Bulloch Bank                                                23,940    10.8%     6,624    3.0%   $11,040    5.0%
  Metter Bank                                                  9,393     9.8%     2,863    3.0%     4,772    5.0%
  Effingham Bank                                               3,584     6.2%     2,326    4.0%     2,908    5.0%

As of December 31, 1995:
Total Capital (to Risk-weighted Assets):
  Company                                                    $36,063    16.9%   $17,065    8.0%   Not Applicable
  Bulloch Bank                                                23,232    19.2%    9,677     8.0%   $12,096   10.0%
  Metter Bank                                                  9,094    16.4%    4,424     8.0%    5,530    10.0%
  Effingham Bank                                               3,695     9.9%    2,971     8.0%    3,714    10.0%
Tier I Capital (to Risk-weighted Assets):
  Company                                                    $33,382    15.6%   $8,532     4.0%   Not Applicable
  Bulloch Bank                                                21,711    17.9%    4,839     4.0%   $7,258     6.0%
  Metter Bank                                                  8,397    15.2%    2,212     4.0%    3,318     6.0%
  Effingham Bank                                               3,230     8.7%    1,486     4.0%    2,228     6.0%
Tier I Capital (to Average Assets):
  Company                                                     $33,382    9.9%   $13,472    4.0%   Not Applicable
  Bulloch Bank                                                 21,711   10.7%     6,062    3.0%   $10,104    5.0%
  Metter Bank                                                  8,397     9.7%     2,584    3.0%     4,307    5.0%
  Effingham Bank                                               3,230     6.7%     1,931    4.0%     2,414    5.0%

10. RELATED PARTY TRANSACTIONS

     Certain directors, executive officers and principal shareholders of the Company and the Banks, including their associates and companies in which they are principal owners, were loan customers of the Banks during 1996 and 1995. Such loans are made in the ordinary course of business at the Banks' normal credit terms, including interest rates and collateralization, and do not represent more than a normal risk of collection. An analysis of the activity in loans to executive officers, directors, and principal shareholders is as follows:

                                                                     1996                  1995
                                                              -------------------   -------------------
Balance, Beginning of Year                                        $ 9,573,707           $ 9,978,125
Amounts Advanced                                                   25,265,098            26,800,717
Repayments                                                        (23,721,005)          (27,205,135)
                                                                   ----------            ----------
Balance, End of Year                                              $11,117,800           $ 9,573,707
                                                                   ==========            ==========

11.DEPOSITS AND OTHER BORROWED MONEY

     At December 31, 1996, the scheduled maturities of time deposits were as follows:

Within three months                       $ 57,471,440
Over three months through six months        43,424,490
Over six months through one year            49,437,668
Over one year                               33,163,310
                                           -----------
  Total                                   $183,496,908
                                           ===========

     Other borrowed money at December 31, 1996 and 1995 consists of $10,917,951 and $7,234,447, respectively, advanced from the Federal Home Loan Bank of Atlanta to the Banks. Contractual repayments of these advances are $2,271,030 in 1997, $982,832 in 1998, $1,373,556 in 1999, $937,261 in 2000,
$933,492 in 2001, and $4,419,780 in 2002 and beyond. Average interest rates on such advances outstanding were 6.98% at December 31, 1996 and 7.02% at December 31, 1995.

12.  OTHER EXPENSE

     Items comprising other expense for the years ended December 31, 1996, 1995 and 1994 follow:

                                                                    1996                 1995                 1994
                                                             ------------------   ------------------   ------------------
Office Supplies                                                  $  441,952           $  400,785           $  303,819
Outside Services                                                    568,065              533,259              431,456
Computer Services                                                   164,753              143,455              148,232
Advertising and Public Relations                                    526,176              512,102              429,058
Directors' Fees                                                     195,860              192,800              184,100
Postage                                                             247,450              224,382              201,049
FDIC Assessment                                                       8,521              257,578              469,600
Other                                                             1,191,277              833,803              941,614
                                                                  ---------            ---------            ---------
  Total                                                          $3,344,054           $3,098,164           $3,108,928
                                                                  =========            =========            =========

13.CASH RESTRICTIONS

     The Federal Reserve System requires that a certain level of average cash be maintained. At December 31, 1996 and 1995, such required balances were $3,120,000 and $1,826,000, respectively.

14.FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                            1996                                1995
                                                              ---------------------------------   ---------------------------------
                                                                 CARRYING             FAIR            CARRYING           FAIR
                                                                  AMOUNT              VALUE            AMOUNT            VALUE
------------------------------------------------------------  ---------------   ---------------   ---------------   ---------------
                                                                        (IN THOUSANDS)                      (IN THOUSANDS)

Assets:
     Cash and Due from Banks $21,611........................     $ 21,611          $ 15,006          $ 15,006          $ 15,006
     Interest Bearing Deposits in Other Banks 9,905.........        9,905            12,292            12,292            12,292
     Federal Funds Sold 6,220...............................        6,220             8,170             8,170             8,170
     Investment Securities 104,024..........................      104,604            89,793            90,673            90,673
     Loans 231,042..........................................      226,121           215,972           213,275           213,275
Liabilities:
     Deposits 329,647.......................................      332,138           304,483           306,850           306,850
     Other Borrowed Money 12,918............................       13,419             7,234             7,741             7,741
     Off-Balance-Sheet Instruments:
     Commitments to Extend Credit...........................                         24,838                              26,705
     Standby Letters of Credit..............................                          1,070                                 757

     The carrying amounts of cash and due from banks, interest bearing deposits in other banks, and federal funds sold are a reasonable estimate of their fair value due to the short-term nature of these financial instruments. The fair value of investment securities is based on quoted market prices and dealer quotes. The fair value of loans, deposits, and other borrowed money is estimated by discounting the future cash flows using the Banks' current interest rates for such financial instruments. No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns result in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $1,123,555 at December 31, 1996 and $1,667,510 at December 31, 1995 has been estimated to be the recorded book value based on the fair value of the underlying collateral.

     As required by SFAS 107, demand deposits are shown at their face value. No additional value has been ascribed to core deposits, which generally bear a low rate of or no interest and do not fluctuate in response to changes in interest rates. The fair value of commitments to extend credit and standby letters of credit is estimated to approximate the amount outstanding (see Note 5). The fair value has been estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.CONDENSED FINANCIAL STATEMENTS OF FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
   (PARENT ONLY)

     The condensed financial statements of First Banking Company of Southeast Georgia (parent only) are as follows:

Condensed Balance Sheets

                                                                              DECEMBER 31,
                                                                      1996                    1995
ASSETS
Cash and Due from Banks                                            $     2,338             $    18,548
Investment in Subsidiaries                                          37,345,826              34,085,065
Other Assets                                                            51,287                 121,386
                                                                    ----------              ----------
  Total Assets                                                     $37,399,451             $34,224,999
                                                                    ==========              ==========

LIABILITIES
 Other Liabilities                                                 $    78,690             $    96,998
                                                                     ---------              ----------
 Total Liabilities                                                      78,690                  96,998
                                                                    ----------              ----------
SHAREHOLDERS' EQUITY Common Stock                                    3,002,020               3,002,131
Additional Paid-in Capital                                           8,022,844               8,025,545
Retained Earnings                                                   26,318,721              22,843,878
Net Unrealized Gain (Loss) on Investment
  Securities Available for Sale                                        (22,824)                256,447
                                                                    ----------              ----------
  Total Shareholders' Equity                                        37,320,761              34,128,001
                                                                    ----------              ----------
     Total Liabilities and Shareholders' Equity                    $37,399,451             $34,224,999
                                                                    ==========              ==========

Condensed Statements of Income

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                    1996                 1995                 1994

Dividends from Subsidiaries                                      $2,070,243           $1,489,895           $1,134,377
Fees from Subsidiaries                                                                   436,116              381,742
                                                                  ---------            ---------            ---------
  Total Income                                                    2,070,243            1,926,011            1,516,119
General and Administrative Expenses                                 738,595              649,542              625,748
                                                                  ---------            ---------            ---------
Income Before Income Taxes and Equity in Undistributed
  Income of Subsidiaries                                          1,331,648            1,276,469              890,371
Income Tax Benefit                                                  264,594               59,139               67,000
                                                                  ---------            ---------            ---------
Income Before Equity in Undistributed Income of
  Subsidiaries                                                    1,596,242            1,335,608              957,371
Equity in Undistributed Income of Subsidiaries                    3,577,720            3,370,360            2,874,752
                                                                  ---------            ---------            ---------
Net Income                                                       $5,173,962           $4,705,968           $3,832,123
                                                                  =========            =========            =========

Statements of Cash Flows

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                      1996                   1995                  1994

  Cash Flows From Operating Activities:
     Net Income                                     $5,173,962         $ 4,705,968            $ 3,449,274
     Adjustments to Reconcile Net Income
       to Net Cash Provided by Operating
     Activities:
          Amortization of Goodwill                      37,688              37,688                 37,688
          Earnings of Subsidiaries                  (5,647,962)         (4,860,256)            (3,626,279)
          Changes in Assets and Liabilities:
                  Decrease in Other Assets              70,099             (98,819)                82,600
                  Increase(Decrease) in Other
     Liabilities                                       (18,308)             16,718                 17,474
                                                    ----------           ---------             ----------
  Net Cash Used by Operating Activities               (384,521)           (198,701)               (39,243)
                                                    ----------           ---------             ----------

  Cash Flows From Investing Activities:
     Dividends Received from Subsidiaries            2,070,243           1,489,895              1,134,377
                                                    ----------           ---------             ----------
  Cash Flows From Financing Activities:
     Repayment of Note Payable                                                                   (100,000)
     Purchase and Retirement of
       Fractional Shares                                (2,813)             (3,137)
     Dividends Paid                                 (1,699,119)         (1,274,321)              (998,227)
                                                    ----------           ---------             ----------
     Net Cash Used by Financing Activities          (1,701,932)         (1,277,458)            (1,098,227)
                                                    ----------           ---------             ----------
  Increase(Decrease)in Cash and
     Due From Banks                                    (16,210)             13,736                 (3,093)
  Cash and Due From Banks,
     Beginning of Year                                  18,548               4,812                  7,905
                                                    ----------           ---------             ----------
  Cash and Due From Banks, End of Year                  $2,338         $    18,548            $     4,812
                                                    ==========           =========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Received) During the Year for:
     Interest                                                                                 $     1,617
     Income Taxes                                    $(227,063)        $   (67,950)               (29,329)


16.QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended December 31, 1996 and 1995 is summarized as follows (thousands, except per share amounts):

                                                                 FIRST        SECOND         THIRD        FOURTH
1996                                                            QUARTER       QUARTER       QUARTER       QUARTER
Interest Income                                                 $7,497        $7,490        $7,740        $7,841
Interest Expense                                                 3,619         3,495         3,603         3,690
                                                                ------        ------        ------        ------
  Net Interest Income                                            3,878         3,995         4,137         4,151
Provision for Loan Losses                                          228           233           169            65
                                                                ------        ------        ------        ------
  Net Interest Income after Provision for Loan Losses            3,650         3,762         3,968         4,086

Non-Interest Income                                                600           662           602           675
Non-Interest Expense                                             2,426         2,447         2,885         2,673
                                                                ------        ------        ------        ------
Income Before Income Taxes                                       1,824         1,977         1,685         2,088
Provision for Income Taxes                                         547           582           549           722
                                                                ------        ------        ------        ------
Net Income                                                      $1,277        $1,395        $1,136        $1,366
                                                                ======        ======        ======        ======
Net Income Per Share                                            $ 0.42        $ 0.46        $ 0.38        $ 0.46
                                                                ======        ======        ======        ======

1995

Interest Income                                                 $6,290        $6,688        $7,066        $7,404
Interest Expense                                                 2,596         2,964         3,312         3,546
                                                                ------        ------        ------        ------

  Net Interest Income                                            3,694         3,724         3,754         3,858
Provision for Loan Losses                                          168           189           177           325
                                                                ------        ------        ------        ------
  Net Interest Income after Provision for Loan Losses            3,526         3,535         3,577         3,533
Non-Interest Income                                                542           595           568           625
Non-Interest Expense                                             2,358         2,430         2,314         2,740
                                                                ------        ------        ------        ------
Income Before Income Taxes                                       1,710         1,700         1,831         1,418
Provision for Income Taxes                                         530           530           547           346
                                                                ------        ------        ------        ------
Net Income                                                      $1,180        $1,170        $1,284        $1,072
                                                                ======        ======        ======        ======
Net Income Per Share                                            $ 0.39        $ 0.39        $ 0.43        $ 0.36
                                                                ======        ======        ======        ======

                           SELECTED FINANCIAL DATA

                                 1996           1995           1994           1993           1992
                            -------------   ------------   ------------   ------------   ------------
Interest Income              $30,567,977    $ 27,447,803   $ 21,319,846   $ 19,192,984   $ 20,166,583
Interest Expense              14,407,335      18,418,044      8,271,364      7,557,384      9,196,297
                              ----------     -----------    -----------    -----------    -----------
  Net Interest Income         16,160,642      15,029,759     13,048,482     11,635,600     10,970,286
                              ----------     -----------    -----------    -----------    -----------
Provision for Loan
  Losses                         694,911         859,300        632,073        726,768        902,530
  Net Interest Income
     After Provision          15,465,731      14,170,459     12,416,409     10,908,832     10,067,756
Non-Interest Income            2,539,412       2,329,914      2,330,957      2,265,727      2,109,296
Non-Interest Expense          10,430,664       9,841,705      9,256,325      8,459,465      7,991,778
                              ----------     -----------    -----------    -----------    -----------
Income Before Income Taxes     7,574,479       6,658,668      5,491,041      4,715,094      4,185,274
                               ---------     -----------    -----------    -----------    -----------
Provision for Income Taxes     2,400,517       1,952,700      1,658,918      1,340,865      1,166,954
                               ---------     -----------    -----------    -----------    -----------
Net Income                    $5,173,962    $  4,705,968   $  3,832,123   $  3,374,229   $  3,018,320
                               =========     ===========    ===========    ===========    ===========
Net Income per Share               $1.72    $       1.57   $       1.28   $       1.12   $       1.01
                               =========     ===========    ===========    ===========    ===========
Cash Dividends:
     Declared               $  1,699,119    $  1,274,321   $    998,227   $    798,582   $    565,661
     Per Share              $       0.60    $       0.48   $      0.375   $       0.30   $       0.21
Book Yalue at Year
       End-Per Share        $      12.43    $      11.37   $       9.74   $       9.30   $       8.27
Weighted Average Shares
     Outstanding               3,002,092       3,002,215      3,002,359      3,002,359      3,002,359
Total Assets                $384,035,982    $350,366,037   $296,510,542   $264,499,807   $250,285,706
Other Borrowed
       Money                $ 10,917,951    $  7,234,447   $  4,629,876   $    819,323   $    485,000

     The book value per share, cash dividends, and average shares outstanding have been restated to reflect the 8-for-5 stock split effected in the form of a 60% stock dividend effective May 15, 1995 and the acquisition of Effingham Bank.

                          RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios are as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1996         1995         1994
                                                              --------   ------------   --------
Percentage of Net Income to:
  Average Total Assets                                          1.42%          1.49%      1.41%
  Average Shareholders' Equity                                 14.52          14.73      13.40
Percentage of Dividends Declared per Common Share to Net
  Income per Common Share                                      34.88          30.57      29.30
Percentage of Average Shareholders' Equity to Average Total
  Assets                                                        9.81          10.10      10.50

               MARKET FOR STOCK AND RELATED SHAREHOLDER MATTERS

     The common stock of First Banking Company is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol FBCG. At December 31, 1996 First Banking Company had 1,077 shareholders of record. The following table sets forth on a per share basis the high and low sale prices of the Company's common stock and the cash dividends paid by the Company on a quarterly basis for 1996 and 1995, adjusted for the 60% stock dividend paid in May 1995.

1996                                                               HIGH             LOW        DIVIDEND
First Quarter                                                    $ 27.00         $ 20.00        $0.15
Second Quarter                                                     28.00           26.00         0.15
Third Quarter                                                      27.50           24.00         0.15
Fourth Quarter                                                     25.50           22.63         0.15

1995

First Quarter                                                    $ 13.13         $ 11.56        $0.12
Second Quarter                                                     18.50           13.13         0.12
Third Quarter                                                      19.50           16.50         0.12
Fourth Quarter                                                     20.75           18.00         0.12

                  FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION

     First Banking Company of Southeast Georgia (the "Company") owns all of the outstanding stock in First Bulloch Bank & Trust Company, Metter Banking Company and First National Bank of Effingham("the Banks"). Effective August 27, 1996, the Company consummated its merger of the Effingham Bank into the Company. The Company exchanged 340,309 shares of its common stock and cash of approximately $2,800 for all of the outstanding common stock and options to acquire common stock of FNB Bancshares, Inc. (FNB), parent company of Effingham Bank. The merger was accounted for as a pooling-of-interests. The financial statements of the Company for the years ended December 31, 1995 and 1994 have been restated to include FNB and the Effingham Bank. All of the operations of the Company are conducted by the Banks. Management's discussion and analysis, which follows, relates primarily to the Banks.

CAPITAL RESOURCES

     The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Banks' classifications under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined in the regulations and as set forth in the table below. Management believes that as of December 31, 1996 the Company and the Banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1996 and 1995, the most recent notifications from the Federal Deposit Insurance Corporation categorized Bulloch Bank and Metter Bank as "well-capitalized" and Effingham Bank as "adequately capitalized" under the regulatory framework for prompt corrective action. As a result, Effingham Bank is not allowed to accept brokered deposits without regulatory approval. To be categorized as "well-capitalized", Bulloch Bank and Metter Bank must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed such institutions' category.

     The Company's and the Banks' actual capital amounts and ratios as of December 31, 1996 are as follows (dollars in thousands):

                                                                                                TO BE WELL CAPITALIZED
                                                                             FOR CAPITAL        UNDER PROMPT CORRECTIVE
                                                        ACTUAL            ADEQUACY PURPOSES        ACTION PROVISIONS
                                                    AMOUNT    RATIO        AMOUNT    RATIO        AMOUNT        RATIO
                                                    ------    -----        ------    -----        ------        -----
As of December 31, 1996:
Total Capital (to Risk-weighted Assets):
  Company                                           $39,831   17.0%        $18,730    8.0%      Not Applicable
  Bulloch Bank                                       25,603   19.3%         10,585    8.0%      $13,232         10.0%
  Metter Bank                                        10,164   16.6%          4,899    8.0%        6,124         10.0%
  Effingham Bank                                      3,994    9.7%          3,278    8.0%        4,097         10.0%
Tier I Capital (to Risk-weighted Assets):
  Company                                           $36,891   15.8%        $ 9,365    4.0%      Not Applicable
  Bulloch Bank                                       23,940   18.1%          5,293    4.0%      $7,939           6.0%
  Metter Bank                                         9,393   15.3%          2,450    4.0%       3,675           6.0%
  Effingham Bank                                      3,584    8.7%          1,639    4.0%       2,458           6.0%
Tier I Capital (to Average Assets):
  Company                                           $36,891    9.8%        $14,959    4.0%      Not Applicable
  Bulloch Bank                                       23,940   10.8%          6,624    3.0%      $11,040          5.0%
  Metter Bank                                         9,393    9.8%          2,863    3.0%        4,772          5.0%
  Effingham Bank                                      3,584    6.2%          2,326    4.0%        2,908          5.0%

LIQUIDITY

     The percentage of net loans to deposits was 68.9% at December 31, 1996 and 69.7% at December 31, 1995. At December 31, 1996, the Banks held $37,736,228 in cash and due from banks, interest bearing deposits and federal funds sold as compared to $35,467,078 at December 31, 1995. The Banks' liquidity policies require a minimum ratio of 20.0% of cash and certain investments to net withdrawable deposits and short-term maturities of other borrowed money. At December 31, 1996, each Bank's liquidity ratio exceeded 20.6%. Management considers the Company and the Banks' liquidity to be adequate to repay deposits and other obligations, to meet expected loan demands, and to pay cash dividends.

     Operating activities provided cash to the Company of $5,368,714 and $5,932,613 in 1996 and 1995, respectively. Investing activities, which primarily consist of granting loans to customers and purchasing investment securities, used cash of $27,909,705 and $51,573,282 in 1996 and 1995, respectively. The Banks invested $2,405,496 and $1,797,173 in premises and equipment in 1996 and 1995, respectively. Cash provided by financing activities was $29,146,202 and $46,295,915 in 1996 and 1995, respectively. Financing activities consist primarily of accepting deposits from customers, the payment of dividends to shareholders, and occasional strategic borrowing from the Federal Home Loan Bank. Dividend payments were $1,699,119 in 1996 and $1,274,321 in 1995.

     Effective May 15, 1995, the Company declared an eight-for-five split of its common stock effected in the form of a 60% stock dividend. All references to share and per share amounts have been retroactively adjusted to reflect the split.

FINANCIAL CONDITION

     Total assets increased $33,669,945 (9.6%) at December 31, 1996 from December 31, 1995 and increased $53,855,495 (18.2%) at December 31, 1995 from December 31, 1994. The 1996 growth was primarily in investment securities and loans and was funded by an increase in total deposits of $25,164,629, other borrowings of $5,683,504, and by operations of $5,368,714. The 1995 increase was primarily in investment securities and loans and was funded by an increase in total deposits of $15,089,967 and other borrowings of $2,604,571 and by operations of $5,932,613. A detailed discussion of the major components of the changes follows.

     INVESTMENT SECURITIES. The Company has classified its investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold investment securities to maturity. At December 31, 1996 and 1995, $85,865,947 and $54,015,190, respectively, of investment securities were classified as available for sale. A net unrealized loss of $22,824 at December 31, 1996 and a net unrealized gain of $256,447 at December 31, 1995 were included in shareholders' equity related to available for sale securities. There were no realized losses from the sale or call of investment securities in 1996 and 1995. Gross unrealized losses for all investment securities at December 31, 1996 were $296,387. Such losses are not expected to have any adverse impact on future operations of the Company.

     The following table sets forth the carrying amounts of investment securities available for sale at the dates indicated:

                                                                                     DECEMBER 31
                                                              ---------------------------------------------------------
                                                                  1996                   1995                   1994
                                                              -----------            -----------            -----------
U.S. Treasury Securities................................      $22,156,402            $22,594,548            $31,031,134
U.S. Government Agencies................................       55,678,161             24,923,867             13,087,232
States and Political Subdivisions.......................        5,421,832              4,899,323              3,447,085
Other...................................................        2,609,552              1,597,452              1,219,552
                                                               ----------             ----------             ----------
                                                              $85,865,947            $54,015,190            $48,785,003
                                                               ==========             ==========             ==========

     The following table sets forth the maturities of investment securities available for sale at December 31, 1996, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

                                                                       MATURING
                                              -----------------------------------------------------------
                                                      WITH IN                         AFTER ONE BUT
                                                      ONE YEAR                      WITHIN FIVE YEARS
                                              ------------------------          -------------------------
                                                 AMOUNT          YIELD            AMOUNT            YIELD
                                              -----------        -----          -----------         -----
U.S. Treasury  Securities...............      $11,875,163         5.82%         $10,281,239          5.47%
U.S. Government Agencies................       22,739,938         5.82           30,324,453          5.40
States and Political Subdivisions(1)....                                            848,445          6.68
Other...................................
                                               ----------         ----           ----------          ----
                                              $34,615,101         5.82%         $41,454,137          5.44%
                                               ==========         ====           ==========          ====

                                                              MATURING
                                     --------------------------------------------------------
                                           AFTER FIVE BUT                      AFTER
                                           WITHIN TEN YEARS                  TEN YEARS
                                     -------------------------       ------------------------
                                        AMOUNT         YIELD            AMOUNT         YIELD
                                     -----------      --------       --------------    ------
U.S. Treasury Securities...........
U.S. Government Agencies...........   $2,399,613        5.80%         $  214,157         8.02%
States and Political Subdivisions..    2,050,312        6.95           2,523,075         7.21
Other..............................                                    2,609,552
                                       ---------        ----           ---------         ----
                                      $4,449,925        6.33%         $5,346,784         7.27%
                                       =========        ====           =========         ====

     The following table sets forth the carrying amounts of investment securities held to maturity at the dates indicated:

                                                                                     DECEMBER 31,
                                                               --------------------------------------------------------
                                                                  1996                   1995                   1994
                                                               ----------             ----------             ----------
U.S. Treasury Securities................................      $ 1,999,082            $ 6,985,104            $ 3,969,386
U.S. Government Agencies................................        2,377,268             17,221,506              3,163,026
States and Political Subdivisions.......................       13,781,394             11,571,495             10,152,297
                                                               ----------             ----------             ----------
                                                              $18,157,744            $35,778,105            $17,284,709
                                                               ==========             ==========             ==========

     The following table sets forth the maturities of investment securities held to maturity at December 31, 1996, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

                                                                      MATURING
                                              -----------------------------------------------------------
                                                         WITHIN                       AFTER ONE BUT
                                                        ONE YEAR                    WITHIN FIVE YEARS
                                              -------------------------        --------------------------
                                                 AMOUNT           YIELD            AMOUNT           YIELD
                                              -----------         -----        ------------        ------
U.S. Treasury Securities..........            $ 1,999,082         6.83%
U.S. Government Agencies..........              1,016,864         5.99         $  1,195,587         8.32%
States and Political
  Subdivisions....................  (1)         1,487,796         9.65            5,265,309         8.54
                                               ----------         ----           ----------         ----
                                              $ 4,503,742         7.57%         $ 6,460,896         8.50%
                                               ==========         ====           ==========         ====

                                                                  MATURING
                                        ----------------------------------------------------------
                                            AFTER FIVE BUT                         AFTER
                                           WITHIN TEN YEARS                      TEN YEARS
                                        ------------------------         -------------------------
                                          AMOUNT           YIELD           AMOUNT            YIELD
                                        ----------         -----         ----------          -----
U.S. Treasury Securities..........
U.S. Government Agencies..........      $  117,923         9.12%         $   46,894          10.37%
States and Political
  Subdivisions....................       3,645,077         7.30           3,383,212           7.91
                                         ---------         ----           ---------          -----
                                        $3,763,000         7.36%         $3,430,106           7.94%
                                         =========         ====           =========          =====


     (1) Weighted average yields on tax exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34 percent. The tax equivalent rate has been reduced by 0.35% to allow for estimated disallowance of interest expense.

     No securities of a single issuer held by the Company, excluding U. S. Treasury and U. S. Government Agencies, exceeded 10% of total stockholders' equity in 1996, 1995, and 1994.

     LOANS. Loans net of unearned interest increased $15,934,923 or 7.4% in 1996 as compared to 1995 and increased $27,060,604 or 14.3% in 1995 as compared to 1994. These increases were the result of continued strong economic activity, both consumer and commercial, in the Company's market.

     The Company's loan portfolio consists of the following categories of loans:

     Commercial, Financial and Agricultural. Commercial, Financial and Agricultural loans consist of all business and agricultural loans not secured by real estate. The borrowers in this category are generally small to medium sized businesses located in the market area of the Company. Most loans in this category are collateralized. Types of collateral include accounts receivable, inventory, equipment, furniture and fixtures, and certificates of deposit. Risks associated with these types of loans include bankruptcy, economic downturn, deteriorating collateral, crop failure as a result of extreme or poor weather, and changes in market prices for underlying crops in the case of agricultural loans.

     Real Estate -- Construction. Loans classified as construction loans are typically made short-term to finance the construction of residential (1-4
family) dwellings, have permanent take-out mortgages approved   and will be
fully repaid upon completion of construction. Builder financing is generally discouraged. Such loans require site inspections and evaluations prior to the payment of any draws. Risks associated with such loans include cost overruns and interest rate movements.

     Real Estate -- Mortgage. Loans classified as mortgage real estate include all loans secured by real estate which were made for commercial, financial or agricultural purposes and which are not construction loans. The primary collateral on such loans is first lien mortgages, but also includes second-mortgage positions. Risks associated with this type loan are typically the same as those classified "Commercial, Financial, and Agricultural".

     Installment Loans to Individuals. Installment loans to individuals consist of consumer loans made for personal, household and family purposes, such as home improvement and automobile purchases. Types of collateral include automobiles, mobile homes, savings accounts, and stock. Risks associated with such loans include deteriorating collateral, general economic downturn, and bankruptcy.

     Agriculturally-related loans. Agriculturally related loans comprise approximately 8.6% of the total loan portfolio at December 31, 1996. Agriculturally related loans are defined as those loans secured by farmland as well as those originated to finance agricultural production, which includes irrigated and non-irrigated row crops, food and feed grain, livestock and other enterprises, such as timber and pecans. The Company limits such loans to operators who exhibit strong financial ability and proven performance and can offer the collateral deemed necessary for their individual lines of credit. Agriculturally related loans made for real estate or for equipment follow the general guidelines discussed below in "Credit Underwriting and Monitoring." Crop production and livestock operation loans typically require liens on the livestock or the current year crop production. Farm visits and inspections are performed periodically to assess the collateral and the overall soundness of the operation. A customized repayment plan is developed for each operator based upon his projected cash flow from crop production or livestock sales. Risks associated with such loans are typically those identified above in "Commercial, Financial and Agricultural," but also include poor production associated with unfavorable weather conditions as well as an unfavorable farm- to-market economic relationship.

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

        The Company operates under a comprehensive loan policy which individually addresses the various types and purposes of loans the Banks can make and defines acceptable collateral. The lending policy emphasizes the financial strength and cash flow position of the borrower and considers collateral as the last resort source of repayment. The Company has also established a formal loan classification and grading system, performed as a separate and independent function within the Company. All loans are assigned a grade and are subject to review based on the perceived risk of loss to the Company. Such review includes verification of all necessary documentation as well as financial statement analysis and compliance with regulations and bank policy.

     Economy of the Market Area. The Company's primary market area is comprised of Bulloch, Candler, Effingham, and contiguous counties of southeast Georgia. The local economy is a diversified mix of retail and service, manufacturing and agriculture. Statesboro-Bulloch County is a retail hub which draws from an eight county area and is also the home of Georgia Southern University, enrolling 14,000 students and employing 2,000 faculty and staff. Ogeechee Technical Institute is a drawing card for industries looking to locate in southeast Georgia. Metter-Candler County has also experienced commercial development in terms of motels, restaurants, and gas stations around the Interstate 16 interchange which cater to travelers. Ceran Language Institute, a language school headquartered in Belgium, recently established its first U. S. facility in Metter-Candler County and is designed to provide intense instruction in the English language to foreign executives. Springfield-Rincon-Effingham County is included as part of the Savannah-Chatham County, Georgia Metropolitan Statistical Area. This area has experienced tremendous growth in recent years as a result of population movement from Savannah-Chatham County, and the correlating growth in retail and service businesses from the increased population, and of the establishment of a large paper mill in the county.

     In the manufacturing sector the Company's market area is home to seventy manufacturers, ranging from meat packing, lumber mills, a paper mill, grey-iron foundry, meter and valve production, and garment manufacturing to computer form production, steel recycling, and lawn mower engines.

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

     The following tables present the composition of the Company's loan portfolio at December 31 for the past five years as well as the maturities and sensitivities of loans to changes in interest rates.


                                                                                   LOAN PORTFOLIO

                                                                                    DECEMBER 31,
                                                           --------------------------------------------------------------
                                                               1996                     1995                     1994
Commercial, Financial and  Agricultural.............       $ 49,837,280             $ 54,600,117             $ 64,999,750
Real Estate -- Constructio..........................         17,366,129               12,505,746                7,534,115
Real Estate -- Mortgage.............................        141,015,449              127,203,963               93,688,443
Installment Loans to  Individuals...................         22,838,620               21,686,523               22,945,822
                                                           ------------             ------------             ------------
     Total..........................................       $231,057,478             $215,996,349             $189,168,130
                                                           ============             ============             ============
                                                                            LOAN PORTFOLIO

                                                                             December 31,
                                                                ----------------------------------------
                                                                   1993                      1992
Commercial, Financial and  Agricultural.............            $ 63,548,257               $ 60,868,686
Real Estate -- Constructio..........................               7,272,112                  2,503,516
Real Estate -- Mortgage.............................              77,795,102                 79,013,657
Installment Loans to  Individuals...................              23,307,496                 21,683,790
                                                                ------------               ------------
     Total..........................................            $171,922,967               $164,069,649
                                                                ============               ============

     The maturities of the indicated loans at December 31, 1996 are as follows:


                                                                                MATURING
                                         -----------------------------------------------------------------------------------
                                                                  AFTER ONE
                                            WITHIN                BUT WITHIN               AFTER
                                           ONE YEAR               FIVE YEARS             FIVE YEARS                TOTAL
                                         ------------            -----------            -----------            -------------
Commercial, Financial and
  Agricultural....................       $ 29,677,943            $16,237,226            $ 3,922,111             $ 49,837,280
Real Estate- Construction.........         14,092,597              2,220,697              1,052,835               17,366,129
Real Estate- Mortgage.............         51,877,927             66,551,513             22,586,009              141,015,449
Installment Loans to Individuals..          8,408,638             14,037,383                392,599               22,838,620
                                          -----------             ----------             ----------              -----------
  Total...........................       $104,057,105            $99,046,819            $27,953,554             $231,057,478
                                          ===========             ==========             ==========              ===========


                                                                                INTEREST SENSITIVITY

                                                                                  DECEMBER 31, 1996
                                                              ------------------------------------------------------------
                                                                FIXED                  VARIABLE
                                                                 RATE                    RATE                   TOTAL
                                                              -----------             ----------              -----------
Due Within One Year...................................       $ 64,004,871            $40,052,234             $104,057,105
Due After One But Within Five Years...................         62,104,678             36,942,141               99,046,819
Due After Five Years..................................         12,520,465             15,433,089               27,953,554
                                                              -----------             ----------              -----------
  Total...............................................       $138,630,014            $92,427,464             $231,057,478
                                                              ===========             ==========              ===========

     The risks associated with granting loans at fixed rates is that the deposits funding such loans may reprice at higher rates prior to the loan's maturity. The Company mitigates such risk by managing the maturity match of interest bearing assets and liabilities. See "Interest Rate Sensitivity."

     The Banks have no foreign loans or significant potential problem loans that are not already disclosed herein nor any other significant interest bearing assets required to be disclosed.

     NONPERFORMING ASSETS. The following table presents a history of the Company's nonperforming assets at year-end for the past five years.

                                                       NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                       DECEMBER 31,
                                         ---------------------------------------------------------------------------
                                            1996          1995               1994            1993          1992
Nonaccrual Loans...................      $  353,389    $  549,297        $     474,045   $   562,123      $  292,345
Accruing Loans Past Due at least 90
  days.............................         207,420       367,663              419,115       241,560         503,127
Restructured Loans.................         855,515       750,550            1,039,729       413,897
                                         ----------    ----------        -------------   -----------      ----------
Total Nonperforming Loans..........       1,416,324     1,667,510            1,932,889     1,217,580         795,472
Other Real Estate..................         446,500       306,500              492,692       504,000         379,000
                                         ----------    ----------        -------------   -----------      ----------
  Total Nonperforming Assets.......      $1,862,824    $1,974,010        $   2,425,581   $ 1,721,580      $1,174,472
                                         ==========    ==========        =============   ===========      ==========

     Interest income that would have been recorded on these nonperforming loans in accordance with their original terms amounted to $171,952, $110,345, $115,293, $94,358 and $18,496 in 1996, 1995, 1994, 1993 and 1992, respectively, compared with amounts received of $52,193, $53,462, $53,961, $23,553 and $1,438 for such years, respectively. Restructured loans are performing in accordance with their restructured terms.

     Nonaccrual loans by loan category in 1996 included $27,000 in real estate-construction, $254,000 in real estate-mortgage, $59,000 in installment loans to individuals, and $13,000 in commercial loans.

     Loans are placed on non-accrual status when management does not consider the collection of interest to be reasonably assured. It is the Company's policy to allow any loan past due greater than 90 days to remain on an accrual basis if it is well collateralized and in process of collection. All loans 120 days past due, however, are charged-off.

DEPOSITS. Average deposits increased $38,891,138 in 1996 and $36,885,879 in 1995. The 1996 increase is primarily the result of an increase of $15,716,684 in NOW accounts and of $18,339,260 in time deposits. The overall cost of funds did not vary from 1995 to 1996. The increase in NOW accounts is primarily attributable to one new public fund account obtained through competitive bid and opened on January 2, 1996. This account maintained an average balance of approximately $10,700,000 during 1996. The 1995 increase is attributable solely to an increase in rates paid on deposits. At December 31, 1996 and 1995, time deposits $100,000 and above comprised 24.9% of total deposits and 21.4% and 21.6%, respectively, of total assets. Peer average of time deposits $100,000 and above to total assets was 8.7% at December 31, 1995. At December 31, 1996 and 1995, 33.8% and 37.5%, respectively, of total time deposits over $100,000 were deposits of state and local governmental entities. Such deposits are acquired from, and rates paid are based on, competitive bids with other local commercial banks in the market area. State banking regulations require such deposits in excess of the FDIC coverage of $100,000 be collateralized by pledging securities in the investment portfolio. Because of the volatility of such deposits, securities are generally purchased to match maturities of the corresponding time deposit.

     The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 1996, 1995 and 1994.



                                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                     1996                     1995                   1994
                                              ----------------------    --------------------    ------------------
                                                Average                  Average                 Average
                                                 Amount         Rate      Amount       Rate       Amount      Rate
                                              ------------      ----   ------------    ----   ------------    ----
Deposits:
Demand.................................       $ 35,775,861      0.00%  $ 32,728,690    0.00%  $ 29,535,652    0.00%
NOW....................................         54,886,435      3.27     39,170,751    2.95     33,969,614    2.77
Money Market...........................         37,223,341      3.40     36,363,393    3.56     36,856,008    3.12
Savings................................         13,110,326      3.20     12,181,251    3.17     11,538,719    2.88
Time ($100,000 and above)..............         74,498,750      6.08     66,101,805    6.05     49,147,129    4.67
Other Time.............................         98,616,158      5.87     88,673,843    5.85     77,286,732    4.37
                                               -----------      ----    -----------    ----    -----------    ----
  Total................................       $314,110,871      4.39%  $275,219,733    4.37%  $238,333,854    3.40%
                                               ===========      ====    ===========    ====    ===========    ====

     As of December 31, 1996, time deposits of $100,000 or more totaled $82,203,709. The maturities of all time deposits over $100,000 are as follows:

Three months or less........................................      $28,259,360
Over three months through six months........................       17,705,499
Over six months through twelve months.......................       21,506,798
Over twelve months..........................................       14,732,052
                                                                  -----------
  Total.....................................................      $82,203,709
                                                                  ===========

     OTHER BORROWED MONEY. Other borrowed money increased $3,683,504 from December 31, 1995 to December 31, 1996 and increased $2,604,571 from December 31, 1994 to December 31, 1995. Funds are strategically borrowed from the Federal Home Loan Bank of Atlanta as a means of providing funding for long-term credit products to the Company's loan customers. Maturities and principal repayments of other borrowed money are structured to generally match those of the loans funded by these borrowings. At December 31, 1996, the Company also had short-term borrowings outstanding of $800,000 in fed funds purchased and $1,200,000 in repurchase agreements.

     There were no short-term borrowings for which the average balance outstanding during the period was more than 30% of shareholders' equity for each of the years ended December 31, 1996, 1995 and 1994.

INTEREST RATE SENSITIVITY
     The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on net interest margin. Maintaining a balanced interest rate sensitivity position by adjusting the asset and liability mix so that generally equal volumes of assets and liabilities reprice each period is one way of achieving this objective. Profits, however, are not always maximized by this balance and the Company selectively mismatches asset and liability repricing to take advantage of short-term interest rate movements. The Banks' historical performance in various economic climates assists management in making long-term asset/liability decisions for the Banks.

     The table below depicts the Company's interest risk at December 31, 1996. The time period indicated in the table represents the shorter of the time remaining before the asset or liability either matures or is subject to repricing. NOW, money market, and savings accounts have been included in "less than three months." The analysis results in a negative one year gap of $44,710,000 (excess of interest bearing liabilities over interest earning assets repricing within one year). However, the Banks' experience has indicated that NOW, money market, and savings deposits of $102,783,000 are not interest rate sensitive.

INTEREST RATE SENSITIVITY ANALYSIS

December 31, 1996 (Dollars in thousands)


                                                 TERM TO REPRICING OR MATURITY
                               -----------------------------------------------------------------
                                              Over Three       Over One     Over Five
                                Less than    Months through  Year through   Years and
                               Three Months     One Year      Five Years   Insensitive   Total
                               ------------  --------------  ------------  -----------  --------
Interest Earning Assets:
  Interest Bearing Deposits
     in Other Banks            $  9,905                                                 $  9,905
  Investment Securities          13,348      $  26,612       $  47,072     $ 16,992      104,024
  Federal Funds Sold              6,220                                                    6,220
  Loans                         108,828         47,806          56,977       17,431      231,042
                                -------       --------        --------      -------      -------
     Total Interest
       Earning Assets           138,301         74,418         104,049       34,423      351,191
  Non-interest Earning
     Assets                                                                  32,845       32,845
                                -------       --------        --------      -------      -------
Total Assets                   $138,301      $  74,418       $ 104,049     $ 67,268     $384,036
                                =======       ========        ========      =======      =======

Interest Bearing Liabilities:
  Interest Bearing Deposits    $160,347      $  92,811       $  33,121                  $286,279
  Short-term Borrowings           2,000                                                    2,000
  Other Borrowed Money            1,529            742           4,227     $  4,420       10,918
                                -------       --------        --------      -------      -------
     Total Interest Bearing
       Liabilities              163,876         93,553          37,348        4,420      299,197
                                =======       ========        ========      =======      =======
Interest Free Deposits                                                       43,368       43,368
  Other Interest Free
  Liabilities and Equity                                                     41,471       41,471
                                -------       --------        --------      -------      -------
Total Liabilities & Equity     $163,876      $  93,553       $  37,348     $ 89,259     $384,036
                                =======       ========        ========      =======      =======
Net Interest Rate
  Sensitivity Gap              $(25,575)     $ (19,135)      $  66,701     $(21,991)
Cumulative Gap                 $(25,575)     $ (44,710)      $  21,991

Net Interest Rate
  Sensitivity Gap as a
  Percent of Interest
  Earning Assets                 (18.49)        (25.71)          64.11       (63.88)

Cumulative Gap as a Percent
  of Cumulative Interest
  Earning Assets                 (18.49)        (21.02)           6.94


     The following table sets forth the consolidated average balance sheets for the Company as of December 31, 1996, 1995 and 1994.

                      CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                                YEAR ENDED DECEMBER 31
                                                       ------------------------------------------------------------------------
                                                                 1996                     1995                     1994
                                                       ----------------------   ----------------------   ----------------------
ASSETS
Cash and Due from Banks:
  Interest Bearing Deposits..........................       $ 10,633,446             $ 12,556,038             $  2,348,715
  Non-Interest Bearing Deposits and Cash.............         12,690,146               10,391,126                9,208,057
                                                             -----------              -----------              -----------
     Total Cash and Due from Banks...................         23,323,592               22,947,164               11,556,772
                                                             -----------              -----------              -----------
Investment Securities................................        100,206,162               77,658,600               66,329,986
Federal Funds Sold...................................          8,263,873                4,909,650                7,424,568
Loans................................................        221,740,000              202,322,084              180,241,579
  Less: Unearned Interest............................            (17,632)                 (37,478)                 (50,315)
     Allowance for Loan Losses.......................         (4,075,648)              (3,517,734)              (3,160,464)
                                                             -----------              -----------              -----------
  Net Loans..........................................        217,646,720              198,766,872              177,030,800
                                                             -----------              -----------              -----------
Interest Receivable..................................          4,652,260                4,026,487                3,112,927
Premises and Equipment, Net..........................          6,389,377                5,251,465                4,028,272
Other Real Estate....................................            369,197                  450,852                  556,803
Other Assets.........................................          2,314,288                2,406,137                2,421,838
                                                             -----------              -----------              -----------
     Total Assets....................................       $363,165,469             $316,417,227             $272,461,966
                                                             ===========              ===========              ===========

LIABILITIES
Deposits:
  Demand.............................................       $ 35,775,861             $ 32,728,690             $ 29,535,652
  NOW Accounts.......................................         54,886,435               39,170,751               33,969,614
  Money Market Deposit Accounts......................         37,223,341               36,363,393               36,856,008
  Savings............................................         13,110,326               12,181,251               11,538,719
  Time ($100,000 and above)..........................         74,498,750               66,101,805               49,147,129
  Other Time.........................................         98,616,158               88,673,843               77,286,732
                                                             -----------              -----------              -----------
      Total Deposits.................................        314,110,871              275,219,733              238,333,854

Other Borrowed Money.................................          9,194,557                5,539,147                2,809,839
Interest Payable and Accrued Liabilities.............          4,232,296                3,714,329                2,715,172
                                                             -----------              -----------              -----------
      Total Liabilities..............................        327,537,724              284,473,209              243,858,865
                                                             -----------              -----------              -----------
Shareholders' Equity:
Common Stock.........................................          3,002,092                3,002,215                3,002,359
Additional Paid-in Capital...........................          8,024,608                8,026,506                8,028,454
Retained Earnings....................................         24,737,028               21,288,649               17,940,599
Unrealized Loss on Investment Securities Available
  for Sale...........................................           (135,983)                (373,352)                (368,311)
                                                             -----------              -----------              -----------
     Shareholders' Equity............................         35,627,745               31,944,018               28,603,101
                                                             -----------              -----------              -----------
     Total Liabilities and Shareholders' Equity......       $363,165,469             $316,417,227             $272,461,966
                                                             ===========              ===========              ===========

        The following table sets forth the consolidated average balance sheets for the Company, total interest earned on earning assets, total interest paid on deposits, and average rates earned on earning assets and paid on interest bearing liabilities. This information is presented for the years ended December 31, 1996, 1995 and 1994.


        DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
                   INTEREST RATES AND INTEREST DIFFERENTIAL


                                                                YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------------
                                                       1996                                 1995
                                     ----------------------------------   --------------------------------------
                                       AVERAGE       INTEREST     YIELD/      AVERAGE        INTEREST     YIELD/
                                       BALANCE     EARNED/PAID     RATE       BALANCE       EARNED/PAID    RATE
                                     -----------   -----------   -------   -------------    -----------   ------
Assets
Interest Earning Assets:
  Interest Bearing Deposits:
    Domestic.......................  $10,633,446   $   584,746    5.50%    $ 12,556,038     $   755,892    6.01%
  Investment Securities:
    Taxable........................   83,224,586     5,111,510     6.14      63,315,691       3,815,850    6.03
    Tax Exempt(1)..................   16,981,576       859,929     7.14      14,342,909         881,278    8.78
  Federal Funds Sold...............    8,263,873       418,504     5.06       4,909,650         268,331    5.47
  Loans (Less Unearned):
    Taxable........................  218,746,182    23,358,479    10.68     198,786,488      21,477,088   10.80
    Tax Exempt(1)..................    2,976,186       234,809    11.42       3,498,118         249,364   10.27
                                     -----------    ----------    -----     -----------      ----------   -----
Interest Earning Assets(1).........  340,825,849    30,567,977     9.10     297,408,894      27,447,803    9.39
Non-Interest Earning Assets:
  Cash and Non-interest bearing
    Deposits.......................   12,690,146                             10,391,126
  Premises and Equipment,
    Net............................    6,389,377                              5,251,465
  Other Real Estate................      369,197                                450,852
  Other Assets.....................    6,966,548                              6,432,624
  Less: Allowance for
        Loan Losses................   (4,075,648)                            (3,517,734)
                                     -----------                            -----------
    Total.......................... $363,165,469                           $316,417,227
                                     ===========                            ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest Bearing Liabilities:
  Deposits:
    NOW and Savings................  $67,996,761   $ 2,212,353     3.25%   $ 51,352,002     $ 1,541,802    3.00%
    Money Market Deposit
      Accounts.....................   37,223,341     1,265,473     3.40      36,363,393       1,292,854    3.56
Time:
    Certificates of Deposits
      over $100,000................   74,498,750     4,528,026     6.08      66,101,805       3,998,332    6.05
    Other Time.....................   98,616,158     5,783,882     5.87      88,673,843       5,184,666    5.85
Other Borrowed Money...............    9,194,557       617,601     6.72       5,539,147         400,390    7.23
                                     -----------    ----------     ----     -----------      ----------    ----
Total Interest Bearing
  Liabilities......................  287,529,567    14,407,335     5.01     248,030,190      12,418,044    5.01
                                                    ----------              -----------
Non-Interest Bearing
  Liabilities:
    Demand Deposits................   35,775,861                             32,728,690
    Other..........................    4,232,296                              3,714,329

Shareholders' Equity...............   35,627,745                             31,944,018
                                     -----------                            -----------
    Total.......................... $363,165,469                          $ 316,417,227
                                     ===========                            ===========
Net Interest Earnings..............               $ 16,160,642                             $ 15,029,759
                                                   ===========                              ===========
Net Yield on Interest Earning
  Assets (1).......................                                4.88%                                   5.22%
                                                                   ====                                    ====
                                                         YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------
                                                                1994
                                         --------------------------------------------------
                                            AVERAGE                INTEREST          YIELD/
                                            BALANCE              EARNED/PAID          RATE
                                         ------------            -----------         -----
Assets
Interest Earning Assets:
  Interest Bearing Deposits:
    Domestic...................          $  2,348,715            $   138,028          5.88%
  Investment Securities:
    Taxable....................            54,101,850              2,988,170          5.52
    Tax Exempt(1)..............            12,228,136                747,987          8.74
  Federal Funds Sold...........             7,424,568                276,119          3.72
  Loans (Less Unearned):
    Taxable....................           176,186,962             16,953,041          9.62
    Tax Exempt(1)..............             4,004,302                216,501          7.67
                                          -----------             ----------          ----
Interest Earning Assets(1).....           256,294,533             21,319,846          8.48

Non-Interest Earning Assets:
  Cash and Non-interest bearing
    Deposits...................             9,208,057
  Premises and Equipment, Net..             4,028,272
  Other Real Estate............               556,803
  Other Assets.................             5,534,765
  Less: Allowance for
        Loan Losses............            (3,160,464)
                                          -----------
    Total......................          $272,461,966
                                          ===========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest Bearing Liabilities:
  Deposits:
    NOW and Savings............          $ 45,508,333            $ 1,274,689          2.80%
    Money Market Deposit
      Accounts.................            36,856,008              1,150,027          3.12
Time:
    Certificates of Deposits
      over $100,000............            49,147,129              2,295,819          4.67
    Other Time.................            77,286,732              3,380,577          4.37
Other Borrowed Money...........             2,809,839                170,252          6.06
                                          -----------              ---------          ----
Total Interest Bearing
  Liabilities..................           211,608,041              8,271,364          3.91
Non-Interest Bearing                                               ---------
  Liabilities:
    Demand Deposits............            29,535,652
    Other......................             2,715,172
Shareholders' Equity...........            28,603,101
                                          -----------
    Total......................          $272,461,966
                                          ===========
Net Interest Earnings..........                                  $13,048,482
Net Yield on Interest Earning                                     ==========
  Assets (1)...................                                                       5.25%
                                                                                      ====


1. Yields have been calculated on a tax equivalent basis assuming a tax rate of 34 percent. The tax equivalent rate has been reduced by 0.35 percent to allow for estimated disallowance of interest expense.

2. Loan fees included in total interest income are as follows:

      1996 -- $789,618     1995 -- $721,902    1994 -- $638,691

3. No separate treatment has been made for non-accrual loans.

     The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rate for the periods indicated. There were no out-of-period items and adjustments required to be excluded from the table.

                                                                 1996 COMPARED TO 1995
                                                               INCREASE (DECREASE) DUE TO
                                            --------------------------------------------------------------
                                                VOLUME(1)              RATE(1)                 NET
                                            ------------------   --------------------   ------------------
Interest Income:
  Interest Bearing Deposits...............      $ (110,119)          $   (61,027)           $ (171,146)
  Loans:
    Taxable...............................       2,115,491              (234,100)            1,881,391
    Tax-Exempt............................         (58,336)               43,781               (14,555)
  Investments:
    Taxable...............................       1,223,860                64,440             1,288,300
    Tax-Exempt............................          14,085               (12,476)                1,609
  Federal Funds Sold......................         168,680               (18,506)              150,174
                                                 ---------            ----------             ---------
Total Interest Income.....................       3,353,661              (217,888)            3,135,773
                                                 ---------            ----------             ---------
Interest Expense:
  NOW and Savings.........................         533,412               137,139               670,551
  Money Market Deposit Accounts...........          30,407               (57,788)              (27,381)
  Certificate of Deposits Over $100,000...         509,794                19,900               529,694
  Other Time..............................         581,485                17,730               599,215
  Other Borrowed Money....................         243,208               (25,996)              217,212
                                                 ---------            ----------             ---------
Total Interest Expense....................       1,898,306                90,985             1,989,291
                                                 ---------            ----------             ---------

Net Interest Earnings.....................      $1,455,355           $  (308,873)           $1,146,482
                                                 =========            ==========             =========

                                                                      1995 COMPARED TO 1994
                                                                    INCREASE (DECREASE) DUE TO
                                                -----------------------------------------------------------------
                                                      VOLUME(1)              RATE(1)                  NET
                                                ---------------------  --------------------   -------------------
Interest Income:
  Interest Bearing Deposits...............           $   614,498           $     3,367            $  617,865
  Loans:
    Taxable...............................             2,302,169             2,221,878             4,524,047
    Tax-Exempt............................               (19,383)               52,246                32,863
  Investments:
    Taxable...............................               539,392               305,407               844,799
    Tax-Exempt............................               127,158               (16,825)              110,333
  Federal Funds Sold......................              (456,938)              449,148                (7,790)
                                                       ---------             ---------             ---------
Total Interest Income.....................             3,106,896             3,015,221             6,122,117
                                                       ---------             ---------             ---------
Interest Expense:
  NOW and Savings.........................               165,781               101,333               267,114
  Money Market Deposit Accounts...........               (15,067)              157,894               142,827
                                                         916,760
  Certificate of Deposits Over $100,000...               572,348               785,752             1,702,512
  Other Time..............................               184,611             1,231,741             1,804,089
  Other Borrowed Money....................             ---------                45,527               230,138
                                                       1,824,433             ---------             ---------
Total Interest Expense....................             ---------             2,322,247             4,146,680
                                                                             ---------             ---------
Net Interest Earnings.....................           $ 1,282,463           $   692,974            $1,975,437
                                                       =========             =========             =========

     (1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change of each.

RESULTS OF OPERATIONS

INTEREST INCOME

     Total interest income increased $3,120,174 (11.4%) in 1996 from 1995 and increased $6,127,957 (28.7%) in 1995 from 1994. Interest on loans increased $1,866,836 in 1996 from 1995 and increased $4,556,910 in 1995 from 1994. The increase in 1996 is primarily the result of an increase in average loans outstanding of $19,437,762. The increase in 1995 is the result of an increase in average yield on loans from 9.6% in 1994 to 10.7% in 1995 as well as an increase in average loans outstanding of $22,093,402. The loan growth in 1996 and 1995 is reflected primarily in Real Estate-Mortgage loans, which are made for commercial, financial or agricultural purposes.

     Interest on investments increased $1,274,311 (27.1%) in 1996 from 1995 and increased $960,971 (25.7%) in 1995 from 1994. The increase in 1996 is the result of an increase in the average investment portfolio of $22,547,562 offset by lower average yields in the portfolio from 6.5% in 1995 to 6.3% in 1996. The increase in 1995 is the result of an increase in the average investment portfolio of $11,328,614 as well as higher average yields within the portfolio from 6.1% in 1994 to 6.5% in 1995.

     During 1996, interest on federal funds sold increased $150,173 (56.0%) from 1995 and decreased $7,788 (2.8%) in 1995 from 1994, while interest on interest bearing deposits decreased $171,146 (22.6%) in 1996 from 1995 and increased $617,864 (447.6%) in 1995 from 1994. The net decrease of $20,972 in total interest on interest bearing deposits and federal funds sold in 1996 is the result of a decrease in the yield on such investments from 5.86% in 1995 to 5.31% in 1996 offset by an increase in the average balance of $1,431,631. The decrease in income from federal funds sold and the increase in income from interest bearing deposits in other banks during 1995 is primarily the result of a shift in short-term investments from federal funds sold to interest bearing deposit accounts as well as an overall increase in total funds available for short-term investment and higher rates paid on short-term investments.

INTEREST EXPENSE

        During 1996 interest paid on deposits increased $1,772,080 (14.7%) from 1995 and increased $3,916,542 (48.3%) in 1995 from 1994. The 1996 increase is soley the result of an increase of $35,843,967 in average interest bearing deposits. The 1995 increase is the result of an increase in average interest bearing deposits of $33,692,841 as well as an increase in the average rate paid on deposits from 3.9% in 1994 to 5.0% in 1995.

NET INTEREST MARGIN

     The interest margin of the Company, the spread between interest income and interest expense, was 4.9% in 1996, 5.2% in 1995, and 5.3% in 1994. The decrease each year is the result of careful management of both the growth and the pricing of loans and deposits in a competitive interest rate environment.

PROVISION FOR LOAN LOSSES

     Provision for loan losses decreased $164,389 in 1996 from 1995 and increased $227,227 in 1995 from 1994. Changes in the amount of the provision for loan losses are the result of judgments made by management of the Banks after considering the credit worthiness and growth of the loan portfolios. At December 31, 1996 and 1995, the allowance for loan losses was 1.8% and 1.7%, respectively, of outstanding loans less unearned interest. Total nonperforming loans were $1,123,555 at December 31, 1996 and $1,667,510 at December 31, 1995.
The allowance for loan losses was 3.58 and 2.31 times total nonperforming loans at December 31, 1996 and 1995, respectively. Net charge-offs amounted to $526,693 in 1996 as compared to $277,566 in 1995. The amount of the allowance for loan losses is determined by management after considering, among other things, factors such as classified and past due loans as well as portfolio growth and diversification. Management believes such allowance is adequate to absorb future losses on loans outstanding at December 31, 1996.

                        SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes average loan balances; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category; and additions to the allowance which have been charged to expense:

                                                                         YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                         1996                     1995                     1994
                                                ----------------------   ----------------------   ----------------------
Average Amount of Loans.......................     $221,722,368             $202,284,606             $180,191,264
                                                   ============             ============             ============
Analysis of the Allowance for Loan Losses:
Balance at Beginning of Period................     $  3,856,321             $  3,274,587             $  2,852,712
                                                   ------------             ------------             ------------
Loans Charged off:
  Commercial, Financial and  Agricultural.....          254,876                   88,777                   70,117
  Real Estate -- Mortgage.....................              336                                             2,514
  Installment Loans to Individuals............          403,947                  253,294                  254,231
                                                   ------------             ------------             ------------
     Total Loans Charged off..................          659,159                  342,071                  326,862
                                                   ------------             ------------             ------------
Recoveries on Loans Previously Charged off:
  Commercial, Financial and Agriculture.......           55,393                   12,907                   33,123
  Installment Loans to Individuals............           77,073                   51,598                   83,541
                                                   ------------             ------------             ------------
     Total Recoveries.........................          132,466                   64,505                  116,664
                                                   ------------             ------------             ------------
Net Loans Charged off.........................          526,693                  277,566                  210,198
Additions to Allowance Charged to Expense.....          694,911                  859,300                  632,073
                                                   ------------             ------------             ------------
Balance at End of Period......................     $  4,024,539             $  3,856,321             $  3,274,587
                                                   ============             ============             ============
Ratio of Net Charge-offs during the period
  to Average Loans Outstanding................             0.24%                    0.14%                    0.12%
                                                   ============             ============             ============
Provision for Loan Losses shown on the
  Selected Financial Data.....................     $    694,911             $    859,300             $    632,073
                                                   ============             ============             ============

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                     1993               1992
                                                 ------------       ------------
Average Amount of Loans.......................   $171,448,186       $162,482,695
                                                 ============       ============
Analysis of the Allowance for Loan Losses:
Balance at Beginning of Period................   $  2,783,559       $  2,461,288
                                                 ------------       ------------
Loans Charged off:
  Commercial, Financial and  Agricultural.....        312,463            408,257
  Real Estate -- Mortgage.....................         34,738             29,797
  Installment Loans to Individuals............        406,597            219,179
                                                 ------------       ------------
     Total Loans Charged off..................        753,798            657,233
                                                 ------------       ------------
Recoveries on Loans Previously Charged off:
  Commercial, Financial and Agriculture.......         35,904             32,778
  Installment Loans to Individuals............         60,279             44,196
                                                 ------------       ------------
     Total Recoveries.........................         96,183             76,974
                                                 ------------       ------------
Net Loans Charged off.........................        657,615            580,259
Additions to Allowance Charged to Expense.....        726,768            902,530
                                                 ------------       ------------
Balance at End of Period......................   $  2,852,712       $  2,783,559
                                                 ============       ============
Ratio of Net Charge-offs during the period
  to Average Loans Outstanding................           0.38%              0.36%
                                                 ============       ============
Provision for Loan Losses shown on the
  Selected Financial Data.....................   $    726,768       $    902,530
                                                 ============       ============

     The Company's provision for loan losses is based upon management's continuing review and evaluation of the portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant amounts, management's review consists of evaluations of the financial strength of the borrowers and the related collateral. Such evaluation is made by classifying loans based on values for financial strength. These classifications are assigned by responsible loan officers and reviewed by the Loan Review Officer. The totals by loan classification, along with related historical loss ratios, are used to determine the allowance required to provide for potential losses. The review of groups of loans which are individually insignificant is based upon delinquency status of the group, lending policies and previous collection experience by each category. Also, the effects of current economic conditions on specific industries or classes of borrowers are considered in determining allowance for loan loss requirements.

     The approximate anticipated amount of charge-offs by category during 1997 is as follows:

Commercial, Financial and Agricultural......................     $100,000
Real Estate -- Mortgage
Installment Loans to Individuals............................      250,000
  Total.....................................................     $350,000
                                                                 --------

NON-INTEREST INCOME AND EXPENSE

     Non-interest income increased $209,498 in 1996 from 1995 and decreased $1,043 in 1995 from 1994. Non-interest expense increased $588,959 in 1996 from 1995 and $585,380 in 1995 from 1994. The increase in non-interest income in 1996 is primarily the result of an increase of $166,617 in service charges on deposit accounts, of $15,710 in trust income, and of $26,188 in income from long-term mortgage loans originated for other banks. The decrease in 1995 non-interest income is the result of increases in service charges on deposit accounts and in trust income offset primarily by a decrease in income from a lesser number of long-term mortgage loans originated for other banks. The increases in non-interest expense resulted from an increase in total salary and personnel expense of $134,204 in 1996 and $412,441 in 1995, an increase in total occupancy and equipment expense of $208,865 in 1996 and $183,703 in 1995, and an increase in Other Expense of $245,890 in 1996 and a decrease in such expense of $10,764 in 1995. The increase in other expense in 1996 and 1995 included approximately $374,000 and $64,000, respectively, in non-recurring merger expenses related to the Effingham Bank transaction.

INCOME TAXES

     The increase in the provision for income taxes of $447,817 in 1996 and the increase of $293,782 in 1995 resulted from increases in taxable income. The effective tax rate for 1996, 1995 and 1994 was 32%, 29%, and 30%, respectively. The effective tax rate is lower than the statutory rate of 34% because of the Banks' investments in tax-exempt securities and loans. New Accounting Standard

NEW ACCOUNTING STANDARD

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company plans to adopt SFAS 125 effective January 1, 1997. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 125 and is therefore unable to disclose the impact that such adoption will have on its financial position or results of operations.

     In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 127 defers the effective date of certain provisions of SFAS 125 until December 31, 1997.

                             HISTORY AND BUSINESS

     First Banking Company of Southeast Georgia (referred to as the "Registrant" or "Company") is a bank holding company which was organized on October 27, 1981. All of the Company's business is presently conducted by its whollyowned subsidiaries, First Bulloch Bank & Trust Company ("Bulloch Bank"), Metter Banking Company ("Metter Bank"), and First National Bank of Effingham ("Effingham Bank"), (collectively, the "Banks"), which are engaged in bank and bankrelated activities. The Company does not engage in any non-bank activities. Bulloch Bank was organized under the laws of the State of Georgia in 1934 as a state banking corporation. On December 31, 1985, Metter Financial Services, Inc. ("Metter Financial") combined with the Company and Metter Financial's subsidiary, Metter Bank, became a wholly-owned subsidiary of the Company. On August 27, 1996, FNB Bancshares, Inc. ("FNB") combined with the Company, and FNB's subsidiary, Effingham Bank, became a wholly-owned subsidiary of the Company.

     As of December 31, 1996, the Company had consolidated assets of approximately $384 million, consolidated deposits of approximately $330 million and consolidated shareholders' equity of approximately $37 million.

     The Banks accept customary types of demand and time deposits, make installment and commercial loans and offer safe deposit services and individual retirement accounts to their customers. Bulloch Bank also performs corporate, pension and personal trust services as well as other financial services for its customers and for those of Metter Bank and Effingham Bank.

     As of December 31, 1996, Bulloch Bank had a headquarters building, four branch offices and six ATM installations, and Metter Bank had a headquarters building, a drive-in facility, two ATM installations and a supermarket branch office. The Effingham Bank had a headquarters building, two branch offices and three ATM installations.

     Information concerning the Company's loan portfolio and the economy of the market area is set forth under the heading "Mangement's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Loans."

                                  COMPETITION

     The banking business is highly competitive. The Banks emphasize the quality of services they provide. The prices of the Banks' financial products relative to those of other financial institutions is another important variable influencing customer choice. Bulloch Bank's primary market area consists of Bulloch County, Georgia, which has a population of approximately 50,400. Bulloch Bank competes for all types of loans, deposits, and other financial services with four other commercial banks in Bulloch County. As of December 31, 1996, Bulloch Bank was the largest of the five commercial banks located in Bulloch County, based upon total deposits and total assets.

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

     Effingham Bank's primary market area consists of Effingham County, Georgia, which is included in the SavannahChatham County Metropolitan Statistical Area. The county has been recognized as one of the "bedroom" communities of Savannah and had an estimated population of 32,000 at December 31, 1996. The Bank competes for all types of loans, deposits and other financial services with one community bank and two branches of a regional bank. As of December 31, 1996 the Bank was the largest of the two community banks in its market area, based upon total deposits and total assets.

     The Company also competes with other financial institutions that are located in Bulloch, Candler and Effingham counties as well as with commercial banks, savings and loan associations, other financial institutions and brokerage houses located in Chatham, Evans, Bryan, Screven, Tattnall and Jenkins Counties. To a lesser extent, the Company competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions and competition from unregulated entities, has resulted in the elimination of many traditional distinctions between commercial banks, thrift institutions and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.

                                   EMPLOYEES

     Except for the six officers of the Company, who are also officers of the Banks, the Company does not have any employees. As of December 31, 1996, Bulloch Bank had eighty-eight (88) full-time employees and ten (10) part-time employees; Metter Bank had thirty-six (36) full-time employees and four (4) part-time employees; and Effingham Bank had twenty-eight (28) full-time employees and four
(4) part-time employees. Management considers employee relations to be generally good. Neither the Company nor the Banks have collective bargaining agreements with any employees.

                           SUPERVISION AND REGULATION

     The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

     In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Banking Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

     The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     Each of the bank subsidiaries of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Each such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

     The regulatory agencies having supervisory jurisdiction over the bank subsidiaries (the FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") for state-chartered banks and the Office of the Comptroller of the Currency (the "OCC") for national banks) regularly examine the operations of the subsidiary banks and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from its banking subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by its subsidiary banks. There are statutory and regulatory limitations on the payment of dividends by the subsidiary banks to the Company as well as by the Company to its shareholders.

     If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     At December 31, 1996, under dividend restrictions imposed under federal and state laws, the subsidiary banks, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $2,824,000.

     The payment of dividends by the Company and the subsidiary banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

     The Company and its subsidiary banks are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of its banking subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1996, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 17.0% and 15.8%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1996 was 9.8%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The subsidiary banks are subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     Each of the subsidiary banks was in compliance with applicable minimum capital requirements as of December 31, 1996. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the federal regulatory agencies have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

SUPPORT OF SUBSIDIARY INSTITUTIONS

     Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(a) the default of a commonly controlled FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

PROMPT CORRECTIVE ACTION

     FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     The capital levels established for each of the categories are as follows:

                                                                 TOTAL
                                                               RISK-BASED   TIER 1 RISK-
  CAPITAL CATEGORY               TIER 1 CAPITAL                 CAPITAL     BASED CAPITAL     OTHER
  ----------------  ----------------------------------------  ------------  -------------  -----------
  Well Capitalized  5% or more                                10% or more   6% or more     Not subject
                                                                                           to a capital
                                                                                           directive
  Adequately        4% or more                                8% or more    4% or more          --
  Capitalized

  Undercapitalized  less than 4%                              less than 8%  less than 4%        --

  Significantly     less than 3%                              less than 6%  less than 3%        --
  Undercapitalized

  Critically        2% or less                                --            --                  --
  Undercapitalized  tangible equity

     For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

     At December 31, 1996, two subsidiary banks had the requisite capital levels to qualify as well capitalized, and one subsidiary bank had the requisite capital level to qualify as adequately capitalized.

FDIC INSURANCE ASSESSMENTS

     Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

     Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

     A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). Since the Company has no SAIF-insured deposits, it did not incur any expense related to this one-time assessment.

     In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

                                   PROPERTIES

     The Company's and Bulloch Bank's main office is located at 40 North Main Street, Statesboro, Georgia.

     The first of Bulloch Bank's four branches was opened January 17, 1972, and is located in Portal, Georgia, a farming community twelve miles north of Statesboro, Georgia. A second branch is located at the Statesboro Mall, which is approximately two miles east of the main office. Bulloch Bank's third branch office is approximately one mile south of the main office and near Georgia Southern University in the College Plaza Shopping Center. Bulloch Bank opened its fourth branch office in October 1996 in the Wal-Mart Supercenter located approximately two miles east of the main office on U. S. Highway 80 East. Bulloch Bank maintains six automated teller machines located at the Mall Office, the College Plaza Office, the Wal-Mart Office, near the junction of U.S. Highways 301 and 80 (the "Northside ATM"), and two machines on the campus of Georgia Southern University, one on Chandler Road and the other in the University Union Building. The Northside ATM is equipped with a night depository, a service not available at the other ATMs. These machines enable the Bank to provide twenty-four hour banking services to its customers.

     Bulloch Bank owns all the properties except the Wal-Mart location and three of the other ATM locations. The WalMart location is leased for a term of five years until October 2001. The Northside ATM land is currently leased on a month to month basis. The Chandler Road location is currently leased for a five year term until December 2001, and the University Union location is leased on a month to month basis.

     Metter Bank's main office is located at 2 S.E. Broad Street, Metter, Georgia. Metter Bank has one drive-in facility and an ATM located approximately 200 yards southeast of the main office and during 1990 opened a branch in a supermarket which is approximately one-half mile from the main office. Metter Bank maintains two ATM locations, one at the drive-in facility and one near the Interstate 16 interchange. Metter Bank owns all the properties except the supermarket branch facility, which is currently under a two year lease expiring in July 1997, and the Interstate 16 ATM location, which is leased for a five year term until February 2001.

     Effingham Bank's main office is located at 501 South Laurel Street, Springfield, Georgia. Effingham Bank opened its first branch office in Rincon in 1995, located approximately ten miles southeast of the main office, and opened a branch in the Wal-Mart Supercenter in Rincon in July 1996. The Bank maintains three ATM installations, one located at each branch. Effingham Bank owns all the properties except the Wal-Mart branch location, which is leased for a five year term until July 2001.

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

                                 1996 FORM 10-K

                      Securities and Exchange Commission
                            Washington, D. C. 2059
   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 [No Fee Required, Effective October 7, 1996].
                 For the Fiscal Year Ended December 31, 1996
                        Commission File Number 0-10853

                  FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                     Incorporated in the State of Georgia
              I. R. S. EMPLOYER IDENTIFICATION NUMBER 58-1458268
                        ADDRESS: 40 NORTH MAIN STREET
                          Statesboro, Georgia 30458
                           TELEPHONE: (912)764-6611

  Securities Registered pursuant to Section 12(g)of the Exchange Act: Common
                           Stock -- $1.00 par value

     First Banking Company of Southeast Georgia has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     As of February 28, 1997, First Banking Company of Southeast Georgia had 3,002,020 shares of common stock outstanding. The aggregate market value of First Banking Company of Southeast Georgia common stock held by nonaffiliates on February 28, 1997 was $57,211,481.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III information is incorporated herein by reference from First Banking Company of Southeast Georgia's Proxy Statement for its 1997 Annual Shareholders' Meeting, which will be filed with the Commission by April 3, 1997. Certain Part I and Part II information required by Form 10-K is incorporated by reference from the 1996 First Banking Company of Southeast Georgia Annual Report to Shareholders as indicated below. Except for those portions specifically incorporated by reference, the 1996 Annual Report to Shareholders is not deemed filed with the Securities and Exchange Commission.

                                        ANNUAL
                                        REPORT
PART I.                                  PAGE
------                                  ------
Item 1  Business                          38
Item 2  Properties                        45
Item 3  Legal Proceedings                 46
Item 4  Submission of Matters to a Vote
        of Security Holders               NA

                                              ANNUAL REPORT
PART II.                                          PAGE
-------                                           ----
Item 5         Market for the Registrant's
               Common Equity and Related
               Stockholder Matters                 23
Item 6         Selected Financial Data             23
Item 7         Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations           25
Item 8         Financial Statements and
               Supplementary Data                   5
Item 9.        Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                NA

                                                    PROXY STATEMENT
PART III                                                PAGE
Item 10        Directors and Executive Officers
               of the Registrant                        2-4, 6
Item 11        Executive Compensation                   7-8, 11-13
Item 12        Security Ownership of Certain
Item 13        Beneficial Owners and Management         8-11
               Certain Relationships and Related
               Transactions                             8

Part IV.

Item 14        Exhibits, Financial Statement Schedules
               and Reports on Form 8-K

               (A)(1). Financial Statements Filed. See Consolidated Financial
                       Statements on pages 5 through 22 of this Annual Report and Form 10-K.

                  (2). Financial Statement Schedules. All financial statement schedules are omitted because the data is either not applicable or is discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements or related footnotes.

                  (3). Exhibits. The Company's Articles of Incorporation, Bylaws
                       and certain other documents are filed as Exhibits to this Report or incorporated by reference herein pursuant to the Securities Exchange Act of 1934. Shareholders may obtain the list of such Exhibits and copies of such documents upon request to: Secretary, First Banking Company of Southeast Georgia, P. O. Box 878, Statesboro, Georgia 30459. A copying fee will be charged for the Exhibits.

               (B)     Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 28, 1997 by the undersigned, thereunto duly authorized.

                                                        FIRST BANKING COMPANY OF
                                                            SOUTHEAST GEORGIA
                                                              (REGISTRANT)

                                                     JAMES ELI HODGES, PRESIDENT

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Eli Hodges and Dwayne E. Rocker, and each of them, for him in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

                                                   JAMES ELI HODGES
                                                   PRESIDENT
                                                   (PRINCIPAL EXECUTIVE OFFICER)

                                                   JULIAN C. LANE, JR.
                                                   VICE PRESIDENT

                                                   JOHN M. WILSON, JR.
                                                   VICE PRESIDENT

                                                   DWAYNE E. ROCKER
                                                   SECRETARY & TREASURER
                                                   (PRINCIPAL FINANCIAL &
                                                    ACCOUNTING OFFICER)

                         DIRECTORS:                E. RAYBON ANDERSON
                                                   A. M. BRASWELL, JR.
                                                   W. A. CRIDER, JR.
                                                   JAMES ELI HODGES
                                                   C. ARTHUR HOWARD
                                                   LANIER A. HUNNICUTT
                                                   JOE P. JOHNSTON
                                                   JULIAN C. LANE, JR.
                                                   HARRY S. MATHEWS
                                                   DAN J. PARRISH, JR.
                                                   CHARLES M. ROBBINS, JR.
                                                   LARRY D. WEDDLE
                                                   ALVIN WILLIAMS
                                                   JOHN M. WILSON, JR.