Form 10-Q
period 1997-03-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1997-05-13
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                           -------------------------

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           -------------------------

For quarter ended  March 31 1997               Commission file number  0-10853
                  ---------------                                     ---------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
             (Exact name of registrant as specified in its charter)

                           -------------------------

    GEORGIA                                                       58-1458268
 --------------------------------                    --------------------------
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

   COMMON STOCK, $1.00 PAR VALUE       3,002,020 SHARES AS OF MARCH 31, 1997

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                         March 31,      December 31,
                                                            1997             1996
                                                         ---------------------------
                                                              (thousands of dollars)
ASSETS
Cash and Due From Banks                                  $ 18,251           $ 21,611
Interest Bearing Deposits in Other Banks                   11,307              9,905
Federal Funds Sold                                            750              6,220
Investment Securities:
   Available for Sale (Cost of $80,994 in 1997
     and $85,901 in 1996)                                  80,595             85,866
   Held to Maturity (Estimated Market Value
   of $21,800 in 1997 and $18,738 in 1996)                 21,469             18,158
Loans                                                     235,726            231,057
   Less: Unearned Interest                                    (12)               (15)
         Allowance for Loan Losses                         (4,230)            (4,024)
                                                         --------           --------
   Loans, Net                                             231,484            227,018
                                                         --------           --------
Interest Receivable                                         4,780              5,383
Premises and Equipment, Net                                 7,186              7,193
Other Real Estate                                             617                447
Other Assets                                                2,478              2,235
                                                         --------           --------
  TOTAL ASSETS                                           $378,917           $384,036
                                                         ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Demand                                                $ 44,680           $ 43,368
   Interest Bearing:
      NOW Accounts                                         52,680             56,265
      Money Market Deposit Accounts                        25,332             33,332
      Savings                                              14,194             13,185
      Time ($100,000 and above)                            87,139             82,204
      Other Time                                          102,015            101,293
                                                         --------           --------
    Total Deposits                                        326,040            329,647
Other Borrowed Money                                        9,627             11,718
Securities Sold Under Agreement to Repurchase               1,200              1,200
Interest Payable                                            3,053              3,279
  Other Liabilities                                         1,116                871
                                                         --------           --------
    Total Liabilities                                     341,036            346,715
                                                         --------           --------

Shareholders' Equity (Note 3):
  Common Stock, 3,002,020 Shares Issued and Outstanding     3,002              3,002
  Surplus                                                   8,023              8,023
  Retained Earnings                                        27,112             26,319
    Net Unrealized Gain/(Loss) on Investment
      Securities Available for Sale                          (256)               (23)
                                                         --------           --------

 Shareholders' Equity                                      37,881             37,321
                                                         --------           --------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                            $378,917           $384,036
                                                         ========           ========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             For the Three Months Ended
                                                                      March 31,
                                                                 1997             1996
                                                             ---------------------------
INTEREST INCOME                                               (thousands of dollars)
  Loans (Including fees)                                     $ 5,968           $ 5,732
  Interest Bearing Deposits                                      151               166
  Investments:
    U.S. Treasury                                                359               383
    U.S. Government Agencies                                     853               828
    States and Political Subdivisions                            269               252
    Dividend Income                                               50                33
  Federal Funds Sold                                              81               101
                                                             -------           -------
      Total Interest Income                                    7,731             7,495
                                                             -------           -------

INTEREST EXPENSE
  NOW Accounts                                                   452               471
  Money Market Deposits Accounts                                 207               299
  Savings                                                        108               103
  Time Deposits ($100,000 and above)                           1,291             1,145
  Other Time Deposits                                          1,403             1,479
  Other                                                          187               122
                                                             -------           -------
      Total Interest Expense                                   3,648             3,619
                                                             -------           -------

  NET INTEREST INCOME                                          4,083             3,876
  Provision for Loan Losses                                      231               229
                                                             -------           -------
  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                          3,852             3,647
                                                             -------           -------

NON-INTEREST INCOME
  Service Charges on Deposits                                    498               445
  Fees for Trust Services                                         38                38
  Other                                                          117               116
                                                             -------           -------
      Total Non-interest Income                                  653               599
                                                             -------           -------

NON-INTEREST EXPENSE
  Salaries                                                     1,016             1,001
  Other Personnel Expense                                        379               275
  Occupancy Expense, Net                                         204               181
  Equipment Expense                                              299               235
  Other                                                          690               723
                                                             -------           -------
      Total Non-interest Expense                               2,588             2,415
                                                             -------           -------

INCOME BEFORE INCOME TAXES                                     1,917             1,831
Provision for Income Taxes                                       583               547
                                                             -------           -------
NET INCOME                                                   $ 1,334           $ 1,284
                                                             =======           =======

EARNINGS PER COMMON SHARE (NOTE 3)                           $   .44           $   .43
                                                             =======           =======

DIVIDENDS PER COMMON SHARE (NOTE 3)                          $   .18           $   .12
                                                             =======           =======

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3)              3,002,020         3,002,131
                                                           =========         =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                 March 31,
                                                             1997          1996
                                                            -------------------
                                                           (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                 $1,334      $ 1,284
 Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Provision for Depreciation                                 248          188
    Provision for Loan Losses                                  231          229
    (Gain) Loss on Sale of Other Real Estate                    (4)          (1)
    Gain on Call of Securities                                  (5)          (6)
    Net Accretion of Premiums and Discounts on Securities     (103)        (175)
    Changes in Assets and Liabilities:
     Increase in Interest Receivable                           603          382
     (Increase) Decrease in Other Assets                      (121)         (23)
     Increase (Decrease) in Interest Payable                  (226)        (137)
     Increase (Decrease) in Other Liabilities                  245          (12)
                                                            ------       ------
 Net Cash Provided by Operating Activities                   2,202        1,729
                                                            ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net Increase in Interest Bearing Deposits
     in Other Banks                                         (1,402)      (9,383)
 Net (Increase) Decrease in Federal Funds Sold               5,470        1,770
 Available-for-Sale Securities:
     Proceeds from Maturity                                 14,004       17,165
     Purchases                                              (8,997)     (35,533)
 Held-to-Maturity Securities:
     Proceeds from Maturity                                  3,943        6,369
     Purchases                                              (7,237)      (2,328)
 Net (Increase) Decrease in Loans                           (4,889)         222
 Purchases of Premises and Equipment                          (241)        (353)
 Proceeds from Sale of Other Real Estate                        25            8
                                                           -------      -------
 Net Cash Used in Investing Activities                         676      (22,063)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase (Decrease) in Deposits                        (3,607)      17,152
 Advances from the Federal Home Loan Bank and
     Federal Funds Purchased                                   800        4,766
 Repayment of Other Borrowed Money                          (2,891)      (3,384)
 Dividends Paid                                               (540)        (399)
                                                           -------      -------
 Net Cash Provided by Financing Activities                  (6,238)      18,135
                                                           -------      -------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS              (3,360)      (2,199)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                21,611       15,006
                                                           -------      -------
CASH AND DUE FROM BANKS AT END OF PERIOD                   $18,251      $12,807
                                                           =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                               $ 3,510      $ 3,756
    Income Taxes                                                70           64
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  Other Real Estate Acquired through Loan Foreclosure      $   234           56
  Loans granted to facilitate the Sale of Other Real Estate     43
  Change in Net Unrealized Gain (Loss) on
    Investment Securities Available for Sale                  (234)         306

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements of First Banking Company of Southeast Georgia (the "Company") include the financial statements of First Bulloch Bank & Trust Company, Metter Banking Company and First National Bank of Effingham, wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

    The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

2.  ACCOUNTING POLICIES

    Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company has followed those policies in preparing this report.

3.  COMMON STOCK

    At the Company's Annual Meeting of Shareholders held on April 25, 1996, the shareholders approved a proposal to amend the Articles of Incorporation to increase the number of authorized shares from 5,000,000 to 10,000,000. The par value of First Banking's common stock is $1 and, as of May 3, 1996 10,000,000 shares were authorized.

    The Banks may pay dividends to First Banking in any year up to 50% of the previous year's net income without the approval of the Georgia Department of Banking and Finance, or $2,824,000 in 1997.

4.  EARNINGS PER SHARE

    Net Income per share of common stock is based on the weighted average number of shares of common stock outstanding during each period.

5.  IMPACT OF NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement has no effect on the Company's financial statements for the three month period ended March 31,1997 as the Company had no common stock equivalents outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED MARCH 31, 1997

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

                             FINANCIAL CONDITION

        The Company functions as the sole owner of three commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. Loans outstanding have increased $4,889,000 or 2.1% since year-end. Investment securities and federal funds sold have decreased $1,960,000 (1.9%) and $5,470,000 (87.9%), respectively, while interest bearing deposits in other banks have increased $1,402,000 (14.2%) since year-end. The decrease in Federal Funds Sold and Investment Securities has funded the growth in loans discussed above.

        Total assets have decreased $5,119,000 (1.3%) since year-end, while total funds (deposits plus Other Borrowed Money) have decreased $5,698,000 (1.7%). Total deposits have decreased $3,607,000 (1.1%) since year-end, and Other Borrowed Money has decreased $2,091,000 (16.2%). Demand deposits have increased $1,312,000 (3.0%), and savings deposits (including NOW accounts and the liquid money market accounts) have decreased $10,576,000 (10.3%). Time deposits over

$100,000 have increased approximately $4,935,000 (6.0%), while other time deposits have increased approximately $722,000 (0.7%). The $10,576,000 decrease in savings deposits is primarily the result of the movement of municipal public funds since year-end either out of the Banks or into Time Deposits over $100,000. Two public entity accounts reflect typical fluctuations in balances which account for a $5,678,000 decrease. A third public entity account moved approximately $4,000,000 from savings to Time Deposits over $100,000. The decrease in Other Borrowed Money is the result of repayment since year-end of $800,000 in Federal Funds Purchased and of $1,250,000 in short-term borrowings from the Federal Home Loan Bank.

                              CAPITAL RESOURCES

        The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March 31, 1997, the Banks were required to have minimum Tier 1 and Total Risk-Based Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:

                                      Bulloch Bank      Metter Bank     Effingham Bank

   Tier 1 Risk-based Capital ratio      18.7%              15.5%           8.7%
   Total Risk-based Capital ratio       19.9               16.8            9.8
   Leverage ratio                       10.9               10.0            6.2

        These ratios qualify the Bulloch Bank and the Metter Bank for the "well-capitalized" classification and the Effingham Bank for the "adequately capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 10.0% at March 31, 1997 and 9.7% at December 31, 1996.

 LIQUIDITY

        The percentage of net loans to total funds was 69.0% at March 31,1997 and 66.7% at December 31, 1996. At March 31, 1997 the Banks had $30,308,000 in cash and due from banks, interest bearing deposits in other banks and federal funds sold as compared with $37,736,000 at December 31, 1996. The Banks' liquidity policies typically require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%.

At March 31, 1997, all of the Banks exceeded this ratio. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

        Presented below is an interest rate sensitivity analysis of the Company at March 31, 1997. The anaylsis indicates that the Company is liability-sensitive through one year, meaning that a greater amount of liabilities are maturing or repricing than assets, which is beneficial in a falling rate environment. Beyond one year, the Company is asset- sensitive, which is beneficial in a rising rate environment.

Interest Rate Sensitivity Analysis - March 31, 1997

                                             Term to Repricing or Maturity
                        ----------------------------------------------------------------------
                                          Over Three        Over One       Over Five
                           Less Than    Months through    Year through     years and
                          Three Months     One Year        Five years     Insensitive    Total
                        ----------------------------------------------------------------------
Interest Earning Assets:

 Interest Bearing
  Deposits in Other
  Banks                    $11,307                                                      $11,307
 Investment Securities      11,568         $34,250          $37,888         $18,358     102,064
 Federal Funds Sold            750                                                          750
 Loans                     104,551          50,000           57,774          23,401     235,726
                          --------         -------          -------         -------    --------
    Total Interest
    Earning Assets         128,176          84,250           95,662          41,759     349,847
Noninterest Earning
 Assets                                                                      29,070      29,070
                          --------         -------          -------         -------    --------
TOTAL ASSETS              $128,176         $84,250          $95,662         $70,829    $378,917
                          ========         =======          =======         =======    ========

Interest Bearing Liabilities:
 Interest Bearing
  Deposits                $146,197        $106,695          $28,468                    $281,360
 Other Borrowed Money          220             807            4,225          $4,375       9,627
 Repurchase Agreements       1,200                                                        1,200
                          --------        --------          -------        --------    --------
    Total Interest
    Bearing Liabilities    147,617         107,502           32,693           4,375     292,187
 Interest Free Deposits                                                      44,680      44,680
 Other Interest Free
 Liabilities and Equity                                                      42,050      42,050
                          --------        --------          -------        --------    --------

TOTAL LIABILITIES
 AND EQUITY               $147,617        $107,502          $32,693         $91,105    $378,917
                          ========        ========          =======        ========    ========

Net Interest Rate
 Sensitivity Gap          $(19,441)       $(23,252)         $62,969        ($20,276)
Cumulative gap             (19,441)        (42,693)          20,276

Net Interest Rate
 Sensitivity Gap as
 a Percent of Interest
 Earning Assets              (15.2)          (27.6)            65.8           (28.6)

Cumulative Gap as a
 Percent of Cumulative
 Interest Earning Assets     (15.2)          (20.0)             6.6


                             RESULTS OF OPERATIONS

INTEREST INCOME

        Total interest income increased $236,000 (3.1%) in the first three months of 1997 as compared to the first three months of 1996. Interest on loans increased $236,000 (4.1%) in the first three months of 1997 as compared to the first three months of 1996, as a result of an increase of $17,903,000 in the year-to-date average balance of loans outstanding from March 31, 1996 to March 31, 1997 offset by a decrease in yield on the loan portfolio for that period from 10.8% to 10.4%. Interest on investments increased $35,000 (2.3%) in the first three months of this year as compared to the first three months of 1996, primarily as a result of an increase in the average balance of the investment portfolio of $3,213,000 offset by a nominal decrease in yield from 6.42% to 6.40%.

        During the first three months of 1997, interest on federal funds sold decreased $20,000 (19.5%) from the first three months of 1996. Interest on Interest-bearing Deposits in Other Banks decreased $15,000 (9.1%) during the
first three months of 1997 from the first three months of 1996.   These
short-term investments are the two means of investing any excess cash from day to day. The total decrease in the combined income of Federal Funds Sold and Interest-bearing deposits in other banks is the result of a decrease of $4,248,000 in the combined year-to-date average balance offset by a nominal decrease in the weighted average yield.

INTEREST EXPENSE

        During the first three months of 1997, total interest expense increased $29,000 (0.8%) from the first three months of 1996. Interest on deposits decreased $36,000 (1.1%) in the first three months of 1997 from the first three months of 1996. This decrease is attributable to a decrease in the cost of funds from 5.15% to 4.91% offset by an increase in the average balance of interest bearing deposits of $10,631,761. Interest on Other Borrowed Money increased $65,000 (53.6%) in the first three months of 1997 from the first three months of 1996. This increase is the result of an increase of $3,289,000 in the average balance outstanding of Other Borrowed Money at a higher average interest rate of 7.06% from 6.60%.

PROVISIONS FOR LOAN LOSSES

        Provisions for loan losses for the first three months of 1997 increased $3,000 (1.3%) from the first three months of 1996. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At March 31, 1997 the allowance for loan losses was 1.8% of outstanding loans less unearned interest.

        Nonperforming loans were $3,391,000 at March 31, 1997 and $1,416,000 at December 31, 1996. These loans included those on a nonaccrual status of $2,608,000 and $353,000, respectively, accruing loans contractually past due at least 90 days of $227,000 and $207,000, respectively, and restructured loans of $556,000 and $856,000, respectively. Net loans charged off totaled $26,000 during the first three months of 1997 as compared to $20,000 during the first three months of 1996.

NONINTEREST INCOME AND EXPENSE

        Noninterest income increased $54,000 (9.0%) in the first three months of 1997 from the first three months of 1996. This increase is reflected primarily in an increase in service charges on deposit accounts of $53,000 during the first three months of this year, as a result of increases in the per item NSF service charge as well as an increase in the overall volume of accounts subject to other account service charges.

        Noninterest expense increased $173,000 (7.2%) in the first three months of 1997 compared to the first three months of 1996. This increase is the result of an increase in salary and personnel expense of $119,000 and an increase in occupancy and equipment expense of $87,000 offset by a decrease in Other Expense of $33,000 during the first three months of 1997 as compared to the first three months of 1996. The increase in salary and personnel expense is primarily the result of increases in insurance expense, a credit adjustment to post-retirement benefits in 1996, and the adoption of retirement benefits for the Effingham Bank, which was acquired by the Company in 1996. The increase in occupancy and equipment expense is the result of increases in depreciation expense related to construction projects, equipment purchases and the opening of two Wal-Mart Supercenters branches in 1996. The decrease in

Other Expense is the result of a decrease in legal and consultant fees compared to those incurred in 1996 relating to the acquisition of the Effingham Bank and executive compensation matters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Neither the Registrant nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of banks, nor to the knowledge of management are any such proceedings contemplated or threatened against the Registrant or its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        None

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            Exhibit 27 - Financial Data Schedule (for SEC use only).

        (b) Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST BANKING COMPANY OF SOUTHEAST GEORGIA



DATE:    May 14, 1997                 BY:  /s/James Eli Hodges
     -----------------                   --------------------------
                                               JAMES ELI HODGES
                                                  PRESIDENT


DATE:    May 14, 1997                 BY:  /s/Dwayne E. Rocker
     -----------------                   --------------------------
                                               DWAYNE E. ROCKER
                                              SECRETARY-TREASURER
                                         (PRINCIPAL FINANCIAL OFFICER)