Form 10-Q
period 1997-06-30
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1997-08-14
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For quarter ended June 30, 1997 Commission file number 0-10853

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
             (Exact name of registrant as specified in its charter)

         Georgia                                              58-1458268
-------------------------------                     ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification no.)

                              40 NORTH MAIN STREET
                                  P.O. BOX 878
                           STATESBORO, GEORGIA 30459
                           -------------------------
                        (Address of Principal Executive
                          Offices, including Zip Code)

                                  912-764-6611
                     ------------------------------------
                (Issuer's telephone number, including area code)


                                 NOT APPLICABLE
                      ------------------------------------
                          (Former name, former address
                           and former fiscal year, if
                           changed since last report)
                      ------------------------------------


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

           Yes   X                                       No
              -------                                      -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common Stock, $1.00 Par Value 3,752,218 shares as of June 30, 1997
       ------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                               June 30,      December 31,
                                                 1997             1996
                                               ---------------------------
                                                 (thousands of dollars)
ASSETS
 Cash and Due From Banks                       $ 15,354         $ 21,611
 Interest Bearing Deposits in other Banks        13,509            9,905
 Federal Funds Sold                               1,650            6,220
 Investment Securities:
  Available for Sale (Cost of $74,529 in
   1997 and $85,901 in 1996)                     74,582           85,866
  Held to Maturity (Estimated Market Value
   of $21,178 in 1997 and $18,738 in 1996)       20,703           18,158
 Loans                                          245,293          231,057
  Less: Unearned Interest                           (10)             (15)
        Allowance for Loan Losses                (3,863)          (4,024)
                                               --------         --------
  Loans, Net                                    241,420          227,018
                                               --------         --------
 Interest Receivable                              5,159            5,383
 Premises and Equipment, Net                      7,359            7,193
 Other Real Estate                                  572              447
 Other Assets                                     2,268            2,235
                                               --------         --------
      TOTAL ASSETS                             $382,576         $384,036
                                               ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
 Deposits:
  Demand                                       $ 42,420         $ 43,368
  Interest Bearing:
    NOW Accounts                                 61,031           56,265
    Money Market Deposit Accounts                26,795           33,332
    Savings                                      14,650           13,185
    Time ($100,000 and above)                    84,253           82,204
    Other Time                                  100,112          101,293
                                               --------         --------
       Total Deposits                           329,261          329,647
 Other Borrowed Money                             9,901           11,718
 Securities Sold Under Agreement to Repurchase      900            1,200
 Interest Payable                                 2,945            3,279
 Other Liabilities                                  647              871
                                               --------         --------
       Total Liabilities                        343,654          346,715
                                               --------         --------

 Shareholders' Equity (Note 3):
  Common Stock, 3,752,218 Shares Issued
   and Outstanding                                3,752            3,753
  Surplus                                         7,267            7,272
  Retained Earnings                              27,879           26,319
  Net Unrealized Gain/(Loss) on Investment
   Securities Available for Sale                     24              (23)
                                               --------         --------
    Shareholders' Equity                         38,922           37,321
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     --------         --------

                                               $382,576         $384,036
                                               ========         ========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 For the Six Months Ended
                                                         June 30,
                                                 1997                 1996
                                                 -------------------------
                                                   (thousands of dollars)
INTEREST INCOME

 Loans (Including fees)                         $12,146           $11,489
 Interest Bearing Deposits                          290               302
 Investments:
  U.S. Treasury                                     711               738
  U.S. Government Agencies                        1,622             1,677
  States and Political Subdivisions                 544               500
  Dividend Income                                    95                72
 Federal Funds Sold                                 116               208
                                                -------           -------
    Total Interest Income                        15,524            14,986
                                                -------           -------

INTEREST EXPENSE
 NOW Accounts                                       913               918
 Money Market Deposits Accounts                     398               602
 Savings                                            220               206
 Time Deposits ($100,000 and above)               2,550             2,214
 Other Time Deposits                              2,827             2,898
 Other                                              375               276
                                                -------           -------
    Total Interest Expense                        7,283             7,114
                                                -------           -------

 NET INTEREST INCOME                              8,241             7,872
 Provision for Loan Losses                          467               460
                                                -------           -------
 NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                             7,774             7,412
                                                -------           -------

NON-INTEREST INCOME
 Service Charges on Deposits                      1,033               924
 Fees for Trust Services                             89                89
 Other                                              230               249
                                                -------           -------
    Total Non-interest Income                     1,352             1,262
                                                -------           -------

NON-INTEREST EXPENSE
 Salaries                                         2,060             1,982
 Other Personnel Expense                            762               596
 Occupancy Expense, Net                             423               366
 Equipment Expense                                  613               469
 Other                                            1,498             1,447
                                                -------           -------
    Total Non-interest Expense                    5,356             4,860
                                                -------           -------

INCOME BEFORE INCOME TAXES                        3,770             3,814
Provision for Income Taxes                        1,128             1,134
                                                -------           -------
NET INCOME                                      $ 2,642           $ 2,680
                                                =======           =======

EARNINGS PER COMMON SHARE (NOTE 3)              $   .70           $   .71
                                                =======           =======

DIVIDENDS PER COMMON SHARE (NOTE 3)             $   .29           $   .24
                                                =======           =======
AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3) 3,752,523         3,752,525
                                              =========         =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  For the Three Months Ended
                                                         June 30,
                                                  1997                  1996
                                                  --------------------------
                                                    (thousands of dollars)

INTEREST INCOME
 Loans (Including fees)                       $   6,178         $   5,757
 Interest Bearing Deposits                          139               136
 Investments:
  U.S. Treasury                                     353               355
  U.S. Government Agencies                          770               849
  States and Political Subdivisions                 274               248
  Dividend Income                                    45                39
 Federal Funds Sold                                  34               107
                                              ---------         ---------
    Total Interest Income                         7,793             7,491
                                              ---------         ---------

INTEREST EXPENSE
 NOW Accounts                                       461               447
 Money Market Deposits Accounts                     191               303
 Savings                                            112               103
 Time Deposits ($100,000 and above)               1,259             1,069
 Other Time Deposits                              1,424             1,419
 Other                                              188               154
                                              ---------         ---------
    Total Interest Expense                        3,635             3,495
                                              ---------         ---------

 NET INTEREST INCOME                              4,158             3,996
 Provision for Loan Losses                          236               232
                                              ---------         ---------
 NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                             3,922             3,764
                                              ---------         ---------

NON-INTEREST INCOME
 Service Charges on Deposits                        536               479
 Fees for Trust Services                             51                51
 Other                                              112               132
                                              ---------         ---------
    Total Non-interest Income                       699               662
                                              ---------         ---------

NON-INTEREST EXPENSE
 Salaries                                         1,044               981
 Other Personnel Expense                            383               321
 Occupancy Expense, Net                             219               184
 Equipment Expense                                  315               234
 Other                                              808               724
                                              ---------         ---------
    Total Non-interest Expense                    2,769             2,444
                                              ---------         ---------

INCOME BEFORE INCOME TAXES                        1,852             1,982
Provision for Income Taxes                          544               586
                                              ---------         ---------
NET INCOME                                    $   1,308         $   1,396
                                              =========         =========

EARNINGS PER COMMON SHARE (NOTE 3)            $     .35         $     .37
                                              =========         =========

DIVIDENDS PER COMMON SHARE (NOTE 3)           $     .14         $     .10
                                              =========         =========

AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 3) 3,752,522         3,752,525
                                              =========         =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                      June 30,
                                                                                1997              1996
                                                                                ----------------------
                                                                                (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                       $2,642     $ 2,680
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Provision for Depreciation                                                         510         379
  Provision for Loan Losses                                                          467         460
  (Gain) Loss on Sale of Other Real Estate                                             4          (2)
  Gain on Call of Securities                                                          (5)         (6)
  Net Accretion of Premiums and Discounts on Securities                             (133)       (329)
  Changes in Assets and Liabilities:
   (Increase) Decrease in Interest Receivable                                        224         (29)
   Increase in Other Assets                                                          (57)        (62)
   Decrease in Interest Payable                                                     (334)       (238)
   Decrease in Other Liabilities                                                    (224)       (425)
                                                                                 -------     -------
 Net Cash Provided by Operating Activities                                         3,094       2,428
                                                                                 -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net Increase in Interest Bearing Deposits
   in Other Banks                                                                 (3,604)     (1,441)
 Net Decrease in Federal Funds Sold                                                4,570       1,555
 Available-for-Sale Securities:
   Proceeds from Maturity                                                         23,844      29,372
   Purchases                                                                     (12,384)    (49,060)
 Held-to-Maturity Securities:
   Proceeds from Maturity                                                          5,440      14,939
   Purchases                                                                      (7,952)     (2,578)
 Net Increase in Loans                                                           (15,114)     (4,964)
 Purchases of Premises and Equipment                                                (676)       (946)
 Proceeds from Sale of Other Real Estate                                             116         157
                                                                                 -------     -------
 Net Cash Used in Investing Activities                                            (5,760)    (12,966)
                                                                                 -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase (Decrease) in Deposits                                                (386)      8,097
 Advances from the Federal Home Loan Bank and
   Federal Funds Purchased                                                         3,800       6,526
 Repayment of Other Borrowed Money                                                (5,617)     (4,842)
 Purchase and Retirement of Fractional Shares                                         (7)
 Dividends Paid                                                                   (1,081)       (799)
 Maturity of Repurchase Agreements                                                  (300)
                                                                                 -------     -------
 Net Cash Provided by Financing Activities                                        (3,591)      8,982
                                                                                 -------     -------

DECREASE IN CASH AND DUE FROM BANKS                                               (6,257)     (1,556)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                      21,611      15,005
                                                                                 -------     -------
CASH AND DUE FROM BANKS AT END OF PERIOD                                         $15,354     $13,449
                                                                                 =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid (received) during the year for:
   Interest                                                                      $ 7,617     $ 7,352
   Income Taxes                                                                    1,077       1,170
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
 Other Real Estate Acquired through Loan Foreclosure                             $   430         275
 Loans granted to facilitate the Sale of Other Real Estate                           185          41
 Change in Net Unrealized Gain (Loss) on
   Investment Securities Available for Sale                                           47        (855)
See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.BASIS OF PRESENTATION

The consolidated financial statements of First Banking Company of Southeast Georgia(the "Company") include the financial statements of First Bulloch Bank & Trust Company, Metter Banking Company and First National Bank of Effingham, wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

3.  COMMON STOCK

At the Company's Annual Meeting of Shareholders held on April 25, 1996, the shareholders approved a proposal to amend the Articles of Incorporation to increase the number of authorized shares from 5,000,000 to 10,000,000. The par value of First Banking's common stock is $1 and, as of May 3, 1996, 10,000,000 shares were authorized. The Banks may pay dividends to First Banking in any year up to 50% of the previous year's net income or $2,824,000 in 1997 without the approval of the Georgia Department of Banking and Finance.

Effective June 30, 1997, the Company declared a 5-for-4 split of its common stock effected in the form of a 25% stock dividend. In connection with the split, $750,505 has been transferred from Surplus to Common Stock. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

4.   EARNINGS PER SHARE

Net income per share of common stock is based on the weighted average number of shares of common stock outstanding during each period.

5.   IMPACT OF NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock.

In June 1997, the FASB issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 130" and "SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for, among other things, reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS 130 and SFAS 131 are effective for financial statements issued for period beginning after December 15, 1997. None of these statements are expected to have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 1997

     This discussion relates to the consolidated financial condition and results of operations of First Banking Company of Southeast Georgia (the "Company") and its wholly-owned subsidiaries, First Bulloch Bank & Trust Company ("Bulloch Bank"), Metter Banking Company ("Metter Bank") and First National Bank of Effingham ("Effingham Bank") (the "Banks"). Since the Company has no subsidiaries other than the Banks and no activities other than those of the Banks, the following narrative refers to the operations of the Banks.

     The Company acquired the Effingham Bank on August 27, 1996 through the merger of FNB Bancshares, Inc. ("FNB") with and into the Company. The Company issued 340,309 shares of common stock (on a pre-split basis in relation to the June 30, 1997 25% stock dividend) and approximately $2,800 in cash in the merger. The financial statements appearing herein and the discussion and analysis set forth below reflect the combined operations of the Company and FNB.

                              FINANCIAL CONDITION

     The Company functions as the sole owner of three commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. Loans outstanding have increased $15,114,000 or 6.5% since year-end. Interest bearing deposits in other banks have increased $3,604,000 (36.4%), while federal funds sold and investment securities have decreased $4,570,000 (73.5%)and $8,739,000 (8.4%), respectively, since year-end.

     Total assets have decreased $1,460,000 (0.4%) since year-end, while total funds (deposits plus Other Borrowed Money) have decreased $2,203,000 (0.6%). Total deposits have decreased $386,000 (0.1%) since year-end, and

Other Borrowed Money has decreased $1,817,000 (15.5%). Demand deposits have decreased $948,000 (2.2%), and savings deposits (including NOW accounts and the liquid money market accounts) have decreased $1,771,000 (2.0%). Time deposits over $100,000 have increased approximately $2,049,000 (2.5%), while other time deposits have decreased approximately $1,181,000 (1.2%).

     Effective June 30, 1997, the Company declared a 5-for-4 stock split of its common stock effected in the form of a 25 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

CAPITAL RESOURCES

     The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June 30, 1997, the Banks were required to have minimum Tier 1 and Total Risk-Based Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:

                             Bulloch Bank      Metter Bank     Effingham Bank
                             ------------      -----------     --------------
Tier 1 Risk-based Capital ratio   18.2%            15.3%              8.8%
Total Risk-based Capital ratio    19.4             16.5              10.0
Leverage ratio                    11.3             10.1               6.4

     These ratios qualify all three Banks for the "well-capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 10.2% at June 30, 1997 and 9.7% at December 31, 1996.

LIQUIDITY

     The percentage of net loans to total funds was 72.3% at June 30,1997 and 69.8% at December 31, 1996. At June 30, 1997 the Banks had $30,513,000 in cash and due from banks, interest bearing deposits in other banks and federal funds sold as compared with $37,736,000 at December 31, 1996. The Banks' liquidity policies typically require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At June 30, 1997, the Bulloch Bank and the Metter Bank exceeded this ratio, while the Effingham Bank did not. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

     Presented below is an interest rate sensitivity analysis of the Company at June 30, 1997. NOW, money market, and savings accounts have been included in "less than three months". The analysis results in a negative one year gap of $58,128,000, which means that the Company is liability-sensitive through one year (a greater amount of liabilities are maturing or repricing than assets), which is beneficial in a falling rate environment. However, the Banks' experience has indicated that NOW, money market, and savings accounts of $102,476,000 are not interest rate sensitive. Beyond one year, the Company is asset-sensitive, which is beneficial in a rising rate environment.

Interest Rate Sensitivity Analysis - June 30, 1997

                               Term to Repricing or Maturity

                                                         Over Three      Over One      Over Five
                                            Less Than   Months through  Year Through    Years and
                                          Three Months     One Year      Five Years    Insensitive  Total
Interest Earning Assets:
 Interest Bearing
  Deposits in Other Banks                    $ 13,509                                            $ 13,509
 Investment Securities                         14,428      $ 26,109      $ 36,203       $18,545    95,285
 Federal Funds Sold                             1,650                                               1,650
 Loans                                         57,870        61,886        85,486        40,051   245,293
Total Interest Earning                       --------      --------      --------       -------  --------
    Assets                                     87,457        87,995       121,689        58,596   355,737
Noninterest Earning Assets                                                               26,839    26,839
                                             --------      --------      --------       -------  --------
TOTAL ASSETS                                 $ 87,457      $ 87,995      $121,689       $85,435  $382,576
                                             ========      ========      ========       =======  ========

Interest Bearing Liabilities:

 Interest Bearing Deposits                   $145,085      $115,281      $ 26,404       $    71  $286,841
 Other Borrowed Money                             500            31           942         8,428     9,901
 Repurchase Agreements                                          900                                   900
                                             --------      --------      --------       -------  --------
  Total Interest Bearing

   Liabilities                                145,585       116,212        27,346         8,499   297,642
 Interest Free Deposits                                                                  42,420    42,420
 Other Interest Free
  Liabilities and Equity                                                                 42,514    42,514
 TOTAL LIABILITIES AND EQUITY                --------      --------      --------       -------  --------
                                             $145,585      $116,212      $ 27,346       $93,433  $382,576
                                             ========      ========      ========       =======  ========
Net Interest Rate
 Sensitivity Gap                             $(58,128)     $(28,217)     $ 94,343       $(7,998)
Cumulative gap                                (58,128)      (86,345)        7,998

Net Interest Rate
 Sensitivity Gap as a Percent
 of Interest Earning Assets                     (66.5)        (32.1)         77.5         (13.6)

Cumulative Gap as a  Percent of
 Cumulative Interest Earning
 Assets                                         (66.5)        (49.2)          2.7

                             RESULTS OF OPERATIONS

INTEREST INCOME

     Total interest income increased $538,000 (3.6%) in the first six months of 1997 as compared to the first six months of 1996 and increased $302,000 (4.0%) in the second quarter of 1997 as compared to the second quarter of 1996. Interest on loans increased $657,000 (5.7%) in the first six months of 1997 as compared to the first six months of 1996 and increased $421,000 (7.3%) in the second quarter of 1997 as compared to the second quarter of 1996, as a result of an increase of $25,274,000 in the year-to-date average balance of loans outstanding from June 30, 1996 to June 30, 1997 offset by a decrease in yield on the loan portfolio of approximately 0.6% for that period. Interest on investments decreased $15,000 (0.5%) in the first six months of this year as compared to the first six months of 1996 and decreased $49,000 (3.3%) in the second quarter of 1997 from the second quarter of 1996, primarily as a result of a decrease in yield on the portfolio from 6.36% during the first six months of 1996 to 6.18% during the first six months of 1997, offset by an increase in the average balance of the investment portfolio of $467,000 for that period.

     During the first six months of 1997, interest on federal funds sold decreased $92,000 (44.2%) from the first six months of 1996 and decreased $73,000 (68.2%) in the second quarter of 1997 as compared to the second quarter of 1996. Interest on Interest-bearing Deposits in Other Banks decreased $12,000 (4.0%) during the first six months of 1997 from the first six months of 1996 and increased $3,000 (2.2%) in the second quarter 1997 from the second quarter of 1996. These decreases were the result of a decrease of 0.70% in the weighted average yield on these short-term investments from June 30, 1996 to June 30, 1997 offset by an increase of $2,900,000 in the combined average balance carried in interest bearing deposits in other banks and federal funds sold for that period, which are the two means of investing any excess cash from day to day.

INTEREST EXPENSE

     During the first six months of 1997, total interest expense increased $169,000 (2.4%) from the first six months of 1996 and increased $140,000 (4.0%) in the second quarter of 1997 from the second quarter of 1996. Interest on deposits increased $70,000 (1.0%) in the first six months of 1997 from the first six months of 1996 and increased $6,000 (0.2%) in the second quarter of this year from the second quarter of 1996. This increase is attributable to a increase in the average balance of interest bearing deposits of $9,274,000 from June 30, 1996 to June 30, 1997 offset by a decrease in the cost of funds from 4.99% to 4.91% for that period. Interest on Other Borrowed Money increased $99,000 (35.9%) in the first six months of 1997 from the first six months of 1996 and increased $34,000 (22.1%) in the second quarter of 1997 as compared to the second quarter of 1996. This increase is the result of an increase of $1,513,000 from June 30, 1996 to June 30, 1997 in the average balance outstanding of Other Borrowed Money at a higher average interest rate of 7.10% for the first six months of 1997 as compared to 6.69% for the first six months of 1996.

PROVISIONS FOR LOAN LOSSES

     Provisions for loan losses for the first six months of 1997 increased $7,000 (1.5%) from the first six months of 1996 and increased $4,000 (1.7%) in the second quarter of 1997 from the second quarter of 1996. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At June 30, 1997 the allowance for loan losses was 1.6% of outstanding loans less unearned interest.

     Nonperforming loans were $2,972,000 at June 30, 1997 and $1,416,000 at December 31, 1996. These loans included those on a nonaccrual status of $1,805,000 and $353,000, respectively, accruing loans contractually past due at least 90 days of $934,000 and $207,000, respectively, and restructured loans of $233,000 and $856,000, respectively. Net loans charged off totaled $629,000 during the first six months of 1997 as compared to $77,000 during the first six months of 1996. The increase in nonaccrual loans and charge- offs is directly attributable to one credit line on which $1,589,000 was on a nonaccrual basis at June 30, 1997 and $502,000 charged off. Management expects on additional charge off of $130,000 in settlement of this credit.

NONINTEREST INCOME AND EXPENSE

     Noninterest income increased $90,000 (7.1%) in the first six months of 1997 from the first six months of 1996 and increased $37,000 (5.6%) in the second quarter of 1997 from the second quarter of 1996. These increases are reflected primarily in an increase in service charges on deposit accounts of $109,000 during the first six months of this year offset by a $19,000 decrease in Other Service Charges for that period. The increase in service charges on deposits is a result of increases in the per item NSF service charge effected in the second half of 1996 as well as an increase in the overall volume of accounts subject to other account service charges. The $19,000 decrease in Other Service Charges is the result of a decrease in the volume of, and thus the income from, long-term mortgage loans, which are acquired by other banks on a non-recourse basis concurrent with the closing of the loan.

     Noninterest expense increased $496,000 (10.2%) in the first six months of 1997 compared to the first six months of 1996 and increased $325,000 (13.3%) in the second quarter of 1997 as compared to the second quarter of 1996. These increases are the result of increases in salary and personnel expense of $244,000 and $125,000, respectively, increases in occupancy and equipment expense of $201,000 and $116,000, respectively, and increases in Other Expense of $51,000 and $84,000, respectively, during the first six months of 1997 as compared to the first six months of 1996 and during the second quarter of 1997 as compared to the second quarter of 1996. The increase in salary and personnel expense is primarily the result of increases in medical insurance expense, a credit adjustment to post-retirement benefits in 1996, and the adoption of retirement benefits for the staff of the Effingham Bank beginning in 1997. The increase in occupancy and equipment expense is the result of increases in depreciation expense related to facility renovations, equipment purchases and the opening of two Wal-Mart Supercenters branches in 1996. The increase in Other Expense is the result of a $30,000 credit adjustment in the second quarter of 1996 as well as increases in amounts paid to the FDIC for deposit insurance premiums and the new FICO assessment implemented in 1997.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     At the Company's Annual Meeting of Shareholders on April 24, 1997, the shareholders of the Company elected the following persons as Class III directors of the Company by the votes indicated.

                                                    Broker
     Nominee                     For      Against   Non-votes   Abstentions

     Julian C. Lane, Jr.      1,953,396      0          0           5,588

     Charles M. Robbins, Jr.  1,935,397      0          0          23,587

     Larry D. Weddle          1,935,397      0          0          23,587

     Alvin Williams           1,953,397      0          0           5,587

     John M. Wilson, Jr.      1,953,397      0          0           5,587

     The shareholders also approved the First Banking Company of Southeast Georgia 1997 Stock Option Plan by the votes indicated.

     Voting for the Plan                    1,797,571
     Voting against the Plan                  155,912
     Abstentions                                5,501
     Broker Non-votes                               0

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

                                     FIRST BANKING COMPANY OF SOUTHEAST
GEORGIA

DATE:    August 14, 1997               BY:/s/James Eli Hodges
     -----------------------              -------------------------------------
                                                 JAMES ELI HODGES
                                                    PRESIDENT

DATE:    August 14, 1997               BY:/s/Dwayne E. Rocker
     -----------------------              -------------------------------------
                                                  DWAYNE E. ROCKER
                                                SECRETARY-TREASURER
                                           (PRINCIPAL FINANCIAL OFFICER)