Form 10-Q
period 1997-09-30
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1997-11-12
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             -----------------------

For quarter ended September 30, 1997              Commission file number 0-10853

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
             (Exact name of registrant as specified in its charter)


             Georgia                              58-1458268
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification no.)

                              40 NORTH MAIN STREET
                                  P.O. BOX 878
                            STATESBORO, GEORGIA 30459
                        ------------------------------
                        (Address of Principal Executive
                          Offices, including Zip Code)

                                  912-764-6611
                           --------------------------
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
                           ----------------------------
                          (Former name, former address
                           and former fiscal year, if
                           changed since last report)

                           ----------------------------

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

     Common Stock, $1.00 Par Value 3,752,218 shares as of September 30, 1997
     -----------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                           September 30,   December 31,
                                                               1997            1996
                                                           ----------------------------
                                                              (thousands of dollars)
ASSETS
   Cash and Due From Banks                                  $  15,193       $  21,611
   Interest Bearing Deposits in Other Banks                    12,813           9,905
   Federal Funds Sold                                           3,325           6,220
   Investment Securities:
      Available for Sale (Cost of $70,196 in
         1997 and $85,901 in 1996)                             70,428          85,866
      Held to Maturity (Estimated Market Value
         of $19,974 in 1997 and $18,738 in 1996)               19,472          18,158
   Loans                                                      244,620         231,057
      Less: Unearned Interest                                     (20)            (15)
            Allowance for Loan Losses                          (3,908)         (4,024)
                                                            ---------       ---------
      Loans, Net                                              240,692         227,018
                                                            ---------       ---------
   Interest Receivable                                          5,072           5,383
   Premises and Equipment, Net                                  7,254           7,193
   Other Real Estate                                              844             447
   Other Assets                                                 2,098           2,235
                                                            ---------       ---------
           TOTAL ASSETS                                       377,191         384,036
                                                            =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
   Deposits:
      Demand                                                $  40,279       $  43,368
      Interest Bearing:
         NOW Accounts                                          57,531          56,265
         Money Market Deposit Accounts                         28,981          33,332
         Savings                                               14,465          13,185
         Time ($100,000 and above)                             81,686          82,204
         Other Time                                            99,716         101,293
                                                            ---------       ---------
           Total Deposits                                     322,658         329,647
   Other Borrowed Money                                         8,960          11,718
   Securities Sold Under Agreements to Repurchase               1,200           1,200
   Interest Payable                                             3,249           3,279
   Other Liabilities                                            1,269             871
                                                            ---------       ---------
           Total Liabilities                                  337,336         346,715
                                                            ---------       ---------
      Shareholders' Equity (Note 3):
         Common Stock, 3,752,218 Shares Issued
            And Outstanding in 1997, 3,752,525 in 1996          3,752           3,753
         Additional Paid-In Capital                             7,266           7,272
         Retained Earnings                                     28,684          26,319
         Net Unrealized Gain/(Loss) on Investment
            Securities Available for Sale                         153             (23)
                                                            ---------       ---------
               Shareholders' Equity                            39,855          37,321
                                                            ---------       ---------
            TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY                                       $ 377,191       $ 384,036
                                                            =========       =========


See notes to consolidated financial statements

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      For the Nine Months Ended
                                                            September 30,
                                                        1997             1996
                                                     ---------------------------
                                                        (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                            $   18,517      $   17,487
   Interest Bearing Deposits                                440             456
   Investments:
      U.S. Treasury                                       1,012           1,069
      U.S. Government Agencies                            2,319           2,557
      States and Political Subdivisions                     817             738
      Dividend Income                                       142             108
   Federal Funds Sold                                       155             311
                                                     ----------      ----------
      Total Interest Income                              23,402          22,726
                                                     ----------      ----------

INTEREST EXPENSE
   NOW Accounts                                           1,367           1,357
   Money Market Deposits Accounts                           618             937
   Savings                                                  334             313
   Time Deposits ($100,000 and above)                     3,797           3,350
   Other Time Deposits                                    4,233           4,327
   Other                                                    560             433
                                                     ----------      ----------
      Total Interest Expense                             10,909          10,717
                                                     ----------      ----------

   NET INTEREST INCOME                                   12,493          12,009
   Provision for Loan Losses                                737             630
                                                     ----------      ----------
   NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                    11,756          11,379
                                                     ----------      ----------

NON-INTEREST INCOME
   Service Charges on Deposits                            1,558           1,414
   Fees for Trust Services                                  158             140
   Other                                                    375             310
                                                     ----------      ----------
      Total Non-interest Income                           2,091           1,864
                                                     ----------      ----------

NON-INTEREST EXPENSE
   Salaries                                               3,142           3,016
   Other Personnel Expense                                1,148             919
   Occupancy Expense, Net                                   648             582
   Equipment Expense                                        946             742
   Other                                                  2,246           2,493
                                                     ----------      ----------
      Total Non-interest Expense                          8,130           7,752
                                                     ----------      ----------
INCOME BEFORE INCOME TAXES                                5,717           5,491
Provision for Income Taxes                                1,708           1,683
                                                     ----------      ----------
NET INCOME                                                4,009           3,808
                                                     ==========      ==========

EARNINGS PER COMMON SHARE (NOTE 3)                         1.07            1.01
DIVIDENDS PER COMMON SHARE (NOTE 3)                        0.44            0.36
AVERAGE NUMBER OF SHARES
   OUTSTANDING (NOTE 3)                               3,752,420       3,752,646
                                                     ==========      ==========

See notes to consolidated financial statements

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     For the Three Months Ended
                                                            September 30,
                                                         1997            1996
                                                     ---------------------------
                                                        (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                            $    6,371      $    5,998
   Interest Bearing Deposits                                151             154
   Investments:
      U.S. Treasury                                         301             331
      U.S. Government Agencies                              696             880
      States and Political Subdivisions                     274             238
      Dividend Income                                        45              36
   Federal Funds Sold                                        40             103
                                                     ----------      ----------
      Total Interest Income                               7,878           7,740
                                                     ----------      ----------

INTEREST EXPENSE
   NOW Accounts                                             454             439
   Money Market Deposits Accounts                           220             335
   Savings                                                  114             107
   Time Deposits ($100,000 and above)                     1,247           1,136
   Other Time Deposits                                    1,406           1,429
   Other                                                    185             157
                                                     ----------      ----------
      Total Interest Expense                              3,626           3,603
                                                     ----------      ----------

   NET INTEREST INCOME                                    4,252           4,137
   Provision for Loan Losses                                270             169
                                                     ----------      ----------
   NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                     3,982           3,968
                                                     ----------      ----------

NON-INTEREST INCOME
   Service Charges on Deposits                              525             491
   Fees for Trust Services                                   69              51
   Other                                                    145              60
                                                     ----------      ----------
      Total Non-interest Income                             739             602
                                                     ----------      ----------

NON-INTEREST EXPENSE
   Salaries                                               1,082           1,034
   Other Personnel Expense                                  386             324
   Occupancy Expense, Net                                   225             216
   Equipment Expense                                        333             273
   Other                                                    748           1,038
                                                     ----------      ----------
      Total Non-interest Expense                          2,774           2,885
                                                     ----------      ----------
INCOME BEFORE INCOME TAXES                                1,947           1,685
Provision for Income Taxes                                  580             549
                                                     ----------      ----------
NET INCOME                                                1,367           1,136
                                                     ==========      ==========

EARNINGS PER COMMON SHARE (NOTE 3)                         0.36            0.30
DIVIDENDS PER COMMON SHARE (NOTE 3)                        0.15            0.12
AVERAGE NUMBER OF SHARES
   OUTSTANDING (NOTE 3)                               3,752,218       3,752,611
                                                     ==========      ==========

See notes to consolidated financial statements

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                        September 30,
                                                                     1997          1996
                                                                  -----------------------
                                                                   (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                     $  4,009       $  3,808
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Provision for Depreciation                                       784            593
      Provision for Loan Losses                                        737            630
      (Gain) Loss on Sale of Other Real Estate                           6             (3)
      Gain on Call of Securities                                        (6)            (7)
      (Gain) Loss on Sale of Premises and Equipment                     15             (1)
      Net Accretion of Premiums and Discounts on Securities           (152)          (449)
      Changes in Assets and Liabilities:
         (Increase) Decrease in Interest Receivable                    311           (313)
         (Increase) Decrease in Other Assets                            46            (96)
         Decrease in Interest Payable                                  (30)           (54)
         Increase (Decrease) in Other Liabilities                      398           (468)
                                                                  --------       --------
   Net Cash Provided by Operating Activities                         6,118          3,640
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Increase in Interest Bearing Deposits in Other Banks         (2,908)        (1,281)
   (Increase) Decrease in Federal Funds Sold                         2,895         (4,190)
   Available-for-Sale Securities:
         Proceeds from Maturity                                     37,761         39,574
         Purchases                                                 (21,905)       (61,736)
   Held-to-Maturity Securities:
         Proceeds from Maturity                                      6,645         20,023
         Purchases                                                  (7,952)        (3,849)
   Net Increase in Loans                                           (15,099)       (10,452)
   Purchases of Premises and Equipment                                (860)        (1,934)
   Proceeds from Sale of Premises and Equipment                                         2
   Proceeds from Sale of Other Real Estate                             285            202
                                                                  --------       --------
   Net Cash Used in Investing Activities                            (1,138)       (23,641)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase (Decrease) in Deposits                              (6,989)        18,427
   Advances from the Federal Home Loan Bank                          1,800          7,076
   Securities Sold Under Agreements to Repurchase                                   1,200
   Repayment of Other Borrowed Money                                (4,558)        (5,115)
   Purchase and Retirement of Fractional Shares                         (7)            (3)
   Dividends Paid                                                   (1,644)        (1,249)
                                                                  --------       --------
   Net Cash Provided by Financing Activities                       (11,398)        20,336
                                                                  --------       --------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                      (6,418)           335
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                        21,611         15,005
                                                                  --------       --------
CASH AND DUE FROM BANKS AT END OF PERIOD                            15,193         15,340
                                                                  ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the year for:
         Interest                                                   10,939         10,771
         Income Taxes                                                1,435          1,978
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Other Real Estate Acquired through Loan Foreclosure                 990            275
   Loans granted to facilitate the Sale of Other Real Estate           302             77
   Change in Net Unrealized Gain (Loss) on
         Investment Securities Available for Sale                      176           (621)

See notes to consolidated financial statements

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

3.  COMMON STOCK

     At the Company's Annual Meeting of Shareholders held on April 25, 1996, the shareholders approved a proposal to amend the Articles of Incorporation to increase the number of authorized shares from 5,000,000 to 10,000,000. The par value of First Banking's common stock is $1 and, as of May 3, 1996, 10,000,000 share were authorized.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

         This discussion relates to the consolidated financial condition and results of operations of First Banking Company of Southeast Georgia (the "Company) and its wholly-owned subsidiaries, First Bulloch Bank & Trust Company ("Bulloch Bank"), Metter Banking Company ("Metter Bank") and First National Bank of Effingham ("Effingham Bank") (the "Banks"). Since the Company has no subsidiaries other than the Banks and no activities other than those of the Banks, the following narrative refers to the operations of the Banks.

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

                               FINANCIAL CONDITION

         The Company functions as the sole owner of three commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. Loans outstanding have increased $15,099,000 or 6.5% since year-end. Interest bearing deposits in other banks have increased $2,908,000 (29.4%), while federal funds sold and investment securities have decreased $2,895,000 (46.5%) and $14,124,000 (13.6%), respectively, since year-end.

         Total assets have decreased $6,845,000 (1.8%) since year-end, while total funds (deposits plus Other Borrowed Money) have decreased $9,747,000 (2.9%). Total deposits have decreased $6,989,000 (2.1%) since year-end, and Other Borrowed Money has decreased $2,758,000 (23.5%). Demand deposits have decreased $3,089,000 (7.1%), and savings deposits (including NOW accounts and the liquid money market accounts) have decreased $1,805,000 (1.8%). Time deposits over

$100,000 have decreased approximately $518,000 (0.6%), while other time deposits have decreased approximately $1,577,000 (1.6%).

         Effective June 30, 1997, the Company declared a 5-for-4 stock split of its common stock effected in the form of a 25 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

CAPITAL RESOURCES

         The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1997, the Banks were required to have minimum Tier 1 and Total Risk-Based Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:

                                    Bulloch Bank    Metter Bank  Effingham Bank
                                    ------------    -----------  --------------
Tier 1 Risk-based Capital ratio         18.7%          15.9%          9.1%

Total Risk-based Capital ratio          20.0           17.2          10.4

Leverage ratio                          11.6           10.4           6.7

         These ratios qualify all three Banks for the "well-capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 10.6% at September 30, 1997 and 9.7% at December 31, 1996.

LIQUIDITY

         The percentage of net loans to total funds was 72.3% at September 30, 1997 and 69.8% at December 31, 1996. At September 30, 1997 the Banks had $31,331,000 in cash and due from banks, interest bearing deposits in other banks and federal funds sold as compared with $37,736,000 at December 31, 1996. The Banks' liquidity policies typically require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At September 30, 1997, the Bulloch Bank and the Metter Bank exceeded this ratio, while the Effingham Bank's ratio was 18.1%. By continuing to attempt to increase deposits, the Effingham Bank's ratio can reach the desired 20% level. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

         Presented below is an interest rate sensitivity analysis of the Company at September 30, 1997. NOW, money market, and savings accounts have been included in "less than three months". The analysis results in a negative one year gap of $46,257,000, which means that the Company is liability-sensitive through one year (a greater amount of liabilities are maturing or repricing than assets), which is beneficial in a falling rate environment. However, the Banks' experience has indicated that NOW, money market, and savings accounts of $100,977,000 are not interest rate sensitive. Beyond one year, the Company is asset-sensitive, which is beneficial in a rising rate environment.

Interest Rate Sensitivity Analysis - September 30, 1997

                                                             Term to Repricing or Maturity

                                                        Over Three        Over One          Over Five
                                         Less Than    Months Through     Year Through       Years and
                                       Three Months      One Year         Five Years       Insensitive           Total
Interest Earning Assets:
   Interest Bearing
    Deposits in Other Banks               $12,813                                                              $ 12,813
   Investment Securities                    5,238         $ 28,784           $40,005         $ 15,873            89,900
   Federal Funds Sold                       3,325                                                                 3,325
   Loans                                  114,518           49,910            57,862           22,310           244,600
                                         --------         --------           -------         --------          --------
      Total Interest Earning
        Assets                            135,894           78,694            97,867           38,183           350,638
   Non-interest Earning Assets                                                                 26,553            26,553
                                         --------         --------           -------         --------          --------
TOTAL ASSETS                             $135,894         $ 78,694           $97,867         $ 64,736          $377,191
                                         ========         ========           =======         ========          ========

Interest Bearing Liabilities:
   Interest Bearing Deposits             $145,023         $113,612           $23,744                           $282,379
   Other Borrowed Money                       252            1,958             4,008         $  3,942            10,160
                                         --------         --------           -------         --------          --------
      Total Interest Bearing
        Liabilities                       145,275          115,570            27,752            3,942           292,539
   Interest Free Deposits                                                                      40,279            40,279
   Other Interest Free
     Liabilities and Equity                                                                    44,373            44,373
                                         --------         --------           -------         --------          --------
TOTAL LIABILITIES AND EQUITY             $145,275         $115,570           $27,752         $ 88,594          $377,191
                                         ========         ========           =======         ========          ========

Net Interest Rate
 Sensitivity Gap                         $ (9,381)        $(36,876)          $70,115         $(23,858)
Cumulative Gap                             (9,381)         (46,257)           23,858

Net Interest Rate
 Sensitivity Gap as a Percent
 of Interest Earning Assets                  (6.9)           (46.9)             71.6            (36.9)

Cumulative Gap as a Percent of
Cumulative Interest Earning
 Assets                                      (6.9)           (21.6)              7.6

                              RESULTS OF OPERATIONS

INTEREST INCOME

Total interest on loans increased $1,030,000 (5.9%) in the first nine months of 1997 as compared to the first nine months of 1996 and increased $373,000 (6.2%) in the third quarter of 1997 as compared to the third quarter of 1996, as a result of an increase of $24,557,000 in the year-to-date average balance of loans outstanding from September 30, 1996 to September 30, 1997 offset by a decrease in yield on the loan portfolio of approximately 0.5% for that period. Interest on investments decreased $182,000 (4.1%) in the first nine months of this year as compared to the first nine months of 1996 and decreased $169,000 (11.4%) in the third quarter of 1997 from the third quarter of 1996, primarily as a result of a decrease in yield on the portfolio from 6.39% during the first nine months of 1996 to 6.35% during the first nine months of 1997, as well as a decrease in the average balance of the investment portfolio of $2,534,000 for that period. During the first nine months of 1997, interest on federal funds sold decreased $156,000 (50.2%) from the first nine months of 1996 and decreased $63,000 (61.2%) in the third quarter of 1997 as compared to the third quarter of 1996. Interest on Interest-bearing Deposits in Other Banks decreased $16,000 (3.5%) during the first nine months of 1997 from the first nine months of 1996 and decreased $3,000 (1.9%) in the third quarter 1997 from the third quarter of 1996. These decreases were the result of a decrease of 0.07% in the weighted average yield on these short-term investments from September 30, 1996 to September 30, 1997 as well as a decrease of $4,030,000 in the combined average balance carried in interest bearing deposits in other banks and federal funds sold for that period, which are the two means of investing any excess cash from day to day.

INTEREST EXPENSE

During the first nine months of 1997, the total interest expense increased $192,000 (1.8%) from the first nine months of 1996 and increased $23,000 (0.6%) in the third quarter of 1997 from the third quarter of 1996. Interest on deposits increased $65,000 (0.6%) in the first nine months of 1997 from the first nine months of 1996 and decreased $5,000 (0.1%) in the third quarter of this year from the third quarter of 1996. This increase is attributable to an increase in the average balance of interest bearing deposits of $6,204,000 from September 30, 1996 to September 30, 1997 offset by a decrease in the cost of funds from 4.97% to 4.90% for that period. Interest on Other Borrowed Money increased $127,000 (29.3%) in the first nine months of

1997 from the first nine months of 1996 and increased $28,000 (17.8%) in the third quarter of 1997 as compared to the third quarter of 1996. This increase is the result of an increase of $2,211,000 from September 30, 1996 to September 30, 1997 in the average balance outstanding of Other Borrowed Money at a higher average interest rate of 6.94% for the first nine months of 1997 as compared to 6.76% for the first nine months of 1996.

PROVISIONS FOR LOAN LOSSES
Provisions for loan losses for the first nine months of 1997 increased $137,000 (21.7%) from the first nine months of 1996 and increased $101,000 (59.8%) in the third quarter of 1997 from the third quarter of 1996. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At September 30, 1997 the allowance for loan losses was 1.6% of outstanding loans less unearned interest. Nonperforming loans were $1,592,000 at September 30, 1997 and $1,416,000 at December 31, 1996. These loans included those on a nonaccrual status of $599,000 and $353,000, respectively, accruing loans contractually past due at least 90 days of $494,000 and $207,000, respectively, and restructured loans of $499,000 and $856,000, respectively. Net loans charged off totaled $854,000 during the first nine months of 1997 as compared to $258,000 during the first nine months of 1996. The increase in charge-offs is directly attributable to one credit line on which $632,000 has been charged off.

NONINTEREST INCOME AND EXPENSE
Noninterest income increased $227,000 (12.2%) in the first nine months of 1997 from the first nine months of 1996 and increased $137,000 (22.8%) in the third quarter of 1997 from the third quarter of 1996. These increases are reflected primarily in an increase in service charges on deposit accounts of $144,000 during the first nine months of this year and of $34,000 during the third quarter, as well as a $65,000 increase in Other Service Charges for the nine month period and an $85,000 increase during the third quarter. The increases in service charges on deposits is a result of increases in the per item NSF service charge effected in the second half of 1996 as well as an increase in the overall volume of accounts subject to other account service charges. The increases in Other Service Charges for the nine months and for the third quarter are the result of increases in the volume of, and thus the income from, long-term mortgage loans, which are acquired by other banks on a non-recourse basis concurrent with the closing of the loan, as well as increases in ATM fee income and commissions from annuity, mutual fund and life insurance sales.

Noninterest expense increased $378,000 (4.9%) in the first nine months of 1997 compared to the first nine months of 1996 and decreased $111,000 (3.8%) in the third quarter of 1997 as compared to the third quarter of 1996. These increases are the result of increases in salary and personnel expense of $355,000 and $110,000, respectively, increases in occupancy and equipment expense of $270,000 and $69,000, respectively, and decreases in Other Expense of $247,000 and $290,000, respectively, during the first nine months of 1997 as compared to the first nine months of 1996 and during the third quarter of 1997 as compared to the third quarter of 1996. The increase in salary and personnel expense is primarily the result of increases in medical insurance expense, a credit adjustment to post-retirement benefits in 1996, and the adoption of retirement benefits for the staff of the Effingham Bank beginning in 1997. The increase in occupancy and equipment expense is the result of increases in depreciation expense related to facility renovations, equipment purchases and the opening of two Wal-Mart Supercenters branches in 1996. The decrease in Other Expense is the result of $361,000 in nonrecurring merger expense for the first nine months of 1996 and $262,000 in such expense for the third quarter of 1996 related to the acquisition of the Effingham Bank, offset by an increase in amounts paid to the FDIC for deposit insurance premiums and the new FICO assessment implemented in 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Registrant nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of banks, nor the knowledge of management are any such proceedings contemplated or threatened against the Registrant or its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

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
                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA



DATE:     November 12, 1997                 BY:   /s/ James Eli Hodges
     ---------------------------               ---------------------------------
                                                  JAMES ELI HODGES
                                                      PRESIDENT

DATE:     November 12, 1997                 BY:  /s/Dwayne E. Rocker
     ---------------------------               ------------------------------
                                                   DWAYNE E. ROCKER
                                                  SECRETARY-TREASURER
                                              (PRINCIPAL FINANCIAL OFFICER)