Form 10-K
period 1997-12-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1998-03-30
CIK 357208

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-K
 (MARK ONE)
X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--- EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] For the Fiscal year ended December 31, 1997
                                  --------------------------------------
                                       OR


--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from        to
                                      --------  --------------------------------

                         Commission file number 0-10853
                                                -------
                 FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
--------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         GEORGIA                                               58-1458268
-----------------------------                         --------------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

     40 NORTH MAIN STREET, STATESBORO, GEORGIA                       30459
--------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    912-764-6611
                                                  ------------------------------

--------------------------------------------------------------------------------
  Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          COMMON STOCK, $1.00 PAR VALUE
                              --------------------
                                (Title of Class)

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
                 YES X                                 NO
                    ---                                  ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$95,319,017 (as of February 28, 1998).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $1.00 Par Value, 3,762,468 shares outstanding at February 28, 1998
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts II and IV.

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 23, 1998, are incorporated by reference into Part III.

Exhibit Index on Page 4                                Page 1 of 51 Pages

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FIRST BANKING COMPANY OF
                                                         SOUTHEAST GEORGIA
                                                            (Registrant)

         Date: March 27, 1998                     By: /s/James Eli Hodges
              -------------------                    ---------------------------
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


Date: March 27, 1998                       By: /s/James Eli Hodges
     ----------------------                   ---------------------------------
                                                   JAMES ELI HODGES
                                                   PRESIDENT & DIRECTOR
                                                   (PRINCIPAL EXECUTIVE OFFICER)


Date: March 27, 1998                       By: /s/Julian C. Lane, Jr.
     ----------------------                   ---------------------------------
                                                   JULIAN C. LANE, JR
                                                   VICE PRESIDENT AND DIRECTOR

Date: March 27, 1998                       By: /s/John M. Wilson, Jr.
     ----------------------                   --------------------------------
                                                   JOHN M. WILSON, JR.
                                                   VICE PRESIDENT AND DIRECTOR

Date: March 27, 1998                       By: /s/Dwayne E. Rocker
     ----------------------                   --------------------------------
                                                   DWAYNE E. ROCKER
                                                   SECRETARY & TREASURER
                                                   (PRINCIPAL FINANCIAL &
                                                   ACCOUNTING OFFICER)

Date: March 27, 1998                       By: /s/E. Raybon Anderson
     ----------------------                   -------------------------------
                                                  E. RAYBON ANDERSON, DIRECTOR


Date: March 27, 1998                       By: /s/A. M. Braswell, Jr.
     ----------------------                   --------------------------------
                                                   A. M. BRASWELL, JR., DIRECTOR

Date: March 27, 1998                       By: /s/W. A. Crider, Jr.
     ----------------------                   --------------------------------
                                                   W. A. CRIDER, JR., DIRECTOR

Date: March 27, 1998                       By: /s/ C. Arthur Howard
     ----------------------                   --------------------------------
                                                   C. ARTHUR HOWARD, DIRECTOR

Date: March 27, 1998                       By: /s/Lanier A. Hunnicutt
     ----------------------                   --------------------------------
                                                   LANIER A. HUNNICUTT, DIRECTOR

Date: March 27, 1998                       By: /s/Joe P. Johnston
     ----------------------                   --------------------------------
                                                   JOE P. JOHNSTON, DIRECTOR

Date: March 27, 1998                       By: /s/Harry S. Mathews
     ----------------------                   ---------------------------------
                                                   HARRY S. MATHEWS, DIRECTOR

Date: March 27, 1998                       By: /s/ Dan J. Parrish, Jr.
     ----------------------                   ---------------------------------
                                                   DAN J. PARRISH, JR., DIRECTOR

Date: March 27, 1998                       By: /s/ Charles M. Robbins, Jr.
     ----------------------                   ----------------------------------
                                                   CHARLES M. ROBBINS, JR., DIRECTOR

Date: March 27, 1998                       By: /S/Larry D. Weddle
     ----------------------                   --------------------------------
                                                   LARRY D. WEDDLE, DIRECTOR

Date: March 27, 1998                       By: /s/Alvin Williams
     ----------------------                   ---------------------------------
                                                   ALVIN WILLIAMS, DIRECTOR


                                 EXHIBIT INDEX


         Exhibit No.                            Document                                                Page
         -----------                       ------------------                                         --------
          3.1    -                Amended and Restated Articles of Incorporation
                                  of the Registrant  (incorporated by reference
                                  to exhibit by same number in the Registrant's
                                  Form 10-K for the year ended December 31, 1988.)                    N/A

          3.2    -                By-Laws of the Registrant, as amended
                                  February 28, 1990. (1)                                              N/A

         10.1*   -                Profit Sharing Plan, as restated December 29,
                                  1994. (2)                                                           N/A

         10.2*   -                Trust Agreement related to the Registrant's Profit
                                  Sharing Plan, as amended and restated December 30,
                                  1988, effective January 1, 1989. (1)                                N/A

         10.3*   -                Target Benefit Retirement Plan, as restated
                                  December 29, 1994.(2)                                               N/A

         10.4*   -                Trust Agreement related to the Registrant's Target
                                  Benefit Retirement Plan, as amended and restated
                                  December 30, 1988, effective January 1, 1989. (1)                   N/A

         10.5*   -                Employment Agreement dated February 20, 1996
                                  between James Eli Hodges and the Registrant
                                  (incorporated herein by reference to exhibit of the
                                  same number in the Registrant's Form 10-KSB for
                                  the year ended December 31, 1995.)                                  N/A

         10.6*   -                Employment Agreement dated April 9, 1996 between
                                  Julian C. Lane, Jr. and the Registrant (incorporated
                                  by reference to Exhibit 10.6 of the Registrant's
                                  Form 10-QSB for the Quarter ended March 31, 1996.)                  N/A

         10.7*   -                1997 Stock Option Plan (incorporated by reference to
                                  Appendix A to the Registrant's Proxy Statement filed
                                  under cover of Schedule 14-A for the 1997 Annual
                                  Meeting of Shareholders.)                                           N/A

         13      -                The Registrant's Annual Report to Shareholders for
                                  the year ended December 31, 1997 (except for
                                  those portions specifically incorporated by
                                  reference, the 1997 Annual Report to Shareholders
                                  is not deemed to be filed as part of this report).                  6

         21      -                Subsidiaries of the Registrant (incorporated herein
                                  by reference to exhibit of the same number in the
                                  Registrant's Form 10-K for the year ended
                                  December 31, 1996.)                                                 N/A

         23.1    -                Consent of Deloitte & Touche LLP.                                   49

         23.2    -                Consent of McNair, McLemore, Middlebrooks & Co.                     49

         24      -                A Power of Attorney is set forth on the signature
                                  pages of this Annual Report on Form 10-K.                           2

         27      -                Financial Data Schedule (for SEC use only)                          50

         99.1    -                Report of Independent Accountants (McNair, McLemore,
                                  Middlebrooks & Co.) dated February 2, 1996 for the
                                  the years ended December 31, 1995 and 1994
                                  (incorporated herein by reference to exhibit of the
                                  same number in the Registrant's Form 10-K for the
                                  year ended December 31, 1996).                                      N/A


(1) Incorporated herein by reference to exhibit of the same number in the Registrant's Form 10-K for the year ended December 31, 1989.

(2) Incorporated herein by reference to exhibit of the same number in the Registrant's Form 10-KSB for the year ended December 31, 1994.

* Denotes Registrant's plans, management contracts and compensatory arrangements.