Form 10-Q
period 1998-03-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1998-05-13
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            -------------------------

      For quarter ended March 31, 1998       Commission file number 0-10853
                        --------------                              -------


                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
             (Exact name of registrant as specified in its charter)

                            -------------------------

              Georgia                                   58-1458268
---------------------------------                  ---------------------
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

      Common Stock, $1.00 Par Value, 3,762,468 shares as of March 31, 1998
      --------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       March 31,        December 31,
                                                          1998              1997
                                                       -----------------------------
                                                           (thousands of dollars)
ASSETS

   Cash and Due From Banks                             $  16,116         $  24,631
   Interest Bearing Deposits in Other Banks               15,819            16,368
   Federal Funds Sold                                      5,475             3,775
   Investment Securities:
      Available for Sale                                  79,753            84,477
      Held to Maturity (Estimated Value of
      $17,764 in 1998 and $21,544 in 1997)                17,084            20,847
   Loans                                                 245,849           250,312
      Less: Unearned Interest                                (14)              (17)
            Allowance for Loan Losses                     (4,092)           (3,921)
                                                       ---------         ---------
      Loans, Net                                         241,743           246,374
                                                       ---------         ---------
   Interest Receivable                                     4,780             5,158
   Premises and Equipment, Net                             6,922             7,090
   Other Real Estate                                         444               368
   Other Assets                                            2,176             2,135
                                                       ---------         ---------

            TOTAL ASSETS                               $ 390,312         $ 411,223
                                                       =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:
   Deposits:
      Demand                                           $  41,150         $  45,981
      Interest Bearing:
         NOW Accounts                                     71,325            76,036
         Money Market Deposit Accounts                    29,670            29,112
         Savings                                          15,110            14,593
         Time ($100,000 and above)                        78,264            88,807
         Other Time                                       98,342           100,276
                                                       ---------         ---------
         Total Deposits                                  333,861           354,805

   Repurchase Agreements                                   1,400             1,400
   Other Borrowed Money                                    8,453             9,418
   Interest Payable                                        3,245             3,551
   Other Liabilities                                       1,404             1,020
                                                       ---------         ---------
   Total Liabilities                                     348,363           370,194
                                                       ---------         ---------

   Shareholders' Equity (Note 3):
         Common Stock, 3,762,468 Shares Issued
            And Outstanding in 1998 and in 1997            3,762             3,762
         Additional Paid-In Capital                        7,474             7,474
         Retained Earnings                                30,400            29,575
         Accumulated Other Comprehensive Income              313               218
                                                       ---------         ---------
               Shareholders' Equity                       41,949            41,029
                                                       ---------         ---------

            TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY                                  $ 390,312         $ 411,223
                                                       =========         =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME


                                                                  For the Three Months Ended
                                                                           March 31,
                                                                      1998           1997
                                                                  --------------------------
                                                                    (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                                           $ 6,314        $ 5,968
   Interest Bearing Deposits                                            224            151
   Investments:
      U.S. Treasury                                                     217            359
      U.S. Government Agencies                                        1,026            853
      States and Political Subdivisions                                 288            269
      Dividend Income                                                    61             50
   Federal Funds Sold                                                    63             81
                                                                    -------        -------
         Total Interest Income                                        8,193          7,731
                                                                    -------        -------

INTEREST EXPENSE
   NOW Accounts                                                         632            452
   Money Market Deposits Accounts                                       231            207
   Savings                                                              114            108
   Time Deposits ($100,000 and above)                                 1,279          1,291
   Other Time Deposits                                                1,413          1,403
   Other                                                                175            187
                                                                    -------        -------
         Total Interest Expense                                       3,844          3,648
                                                                    -------        -------

   NET INTEREST INCOME                                                4,349          4,083
   Provision for Loan Losses                                            221            231
                                                                    -------        -------
   NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                           4,128          3,852
                                                                    -------        -------

NON-INTEREST INCOME
   Service Charges on Deposits                                          495             38
   Fees for Trust Services                                               18            498
   Other                                                                188            117
                                                                    -------        -------
         Total Non-interest Income                                      701            653
                                                                    -------        -------

NON-INTEREST EXPENSE
   Salaries                                                           1,116          1,016
   Other Personnel Expense                                              387            379
   Occupancy Expense, Net                                               220            204
   Equipment Expense                                                    356            299
   Other                                                                771            690
                                                                    -------        -------
         Total Non-interest Expense                                   2,850          2,588
                                                                    -------        -------

Income Before Income Taxes                                            1,979          1,917
Provision for Income Taxes                                              552            583
                                                                    -------        -------
NET INCOME                                                            1,427          1,334
                                                                    -------        -------

Other Comprehensive Income:
          Unrealized holding gains (losses) on
             securities Available for Sale arising during
             the period, net of taxes of $50,000 in 1998 and
             a tax credit of  $120,000 in 1997                           96           (234)
                                                                    -------        -------
COMPREHENSIVE INCOME                                                $ 1,523        $ 1,100
                                                                    =======        =======

EARNINGS PER SHARE:
           Basic                                                    $  0.38        $  0.36
                                                                    =======        =======
           Diluted                                                  $  0.38        $  0.36
                                                                    =======        =======

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                            March 31,
                                                                      1998             1997
                                                                    -------------------------
                                                                      (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $  1,427         $  1,334
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Provision for Depreciation                                         285              248
      Provision for Loan Losses                                          221              231
      (Gain) Loss on Sale of Other Real Estate                                             (4)
      Gain on Call of Securities                                          (1)              (5)
      Loss (Gain) on Sale of Premises and Equipment                        2
      Net Accretion of Premiums and Discounts on Securities             (105)            (103)
      Changes in Assets and Liabilities:
         Decrease in Interest Receivable                                 378              603
         (Increase) Decrease in Other Assets                             (91)            (121)
         Decrease in Interest Payable                                   (306)            (226)
         Increase (Decrease) in Other Liabilities                        384              245
                                                                    --------         --------
         Net Cash Provided by Operating Activities                     2,194            2,202
                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (Increase) Decrease in Interest Bearing
     Deposits in Other Banks                                             549           (1,402)
   (Increase) Decrease in Federal Funds Sold                          (1,700)           5,470
   Available-for-Sale Securities:
         Proceeds from Maturity                                       29,489           14,004
         Purchases                                                   (25,637)          (8,997)
   Held-to-Maturity Securities:
         Proceeds from Maturity                                        4,885            3,943
         Purchases                                                                     (7,237)
   Net (Increase) Decrease in Loans                                    4,266           (4,889)
   Purchases of Premises and Equipment                                  (119)            (241)
   Proceeds from Sale of Other Real Estate                                69               25
                                                                    --------         --------
   Net Cash Used in Investing Activities                              11,802              676
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase (Decrease) in Deposits                               (20,944)          (3,607)
   Borrowings from the FHLB                                            3,100              800
   Repayment of other Borrowed Money                                  (4,065)          (2,891)
   Dividends Paid                                                       (602)            (540)
                                                                    --------         --------
   Net Cash Provided by Financing Activities                         (22,511)          (6,238)
                                                                    --------         --------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                        (8,515)          (3,360)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                          24,631           21,611
                                                                    --------         --------
CASH AND DUE FROM BANKS AT END OF PERIOD                            $ 16,116         $ 18,251
                                                                    ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the year for:
         Interest                                                      4,150            3,510
         Income Taxes                                                                      70
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Other Real Estate Acquired through Loan Foreclosure                   145              234
   Loans granted to facilitate the Sale of Other Real Estate                               43
   Change in Net Unrealized Gain (Loss) on
         Investment Securities Available for Sale                         95             (234)


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

         The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.       ACCOUNTING POLICIES

         Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company has followed those policies in preparing this report.

3.       COMMON STOCK

         The par value of the Company's common stock is $1, and 10,000,000 shares are authorized. The Banks may pay dividends to the Company in any year up to 50% of the previous year's net income or $2,732,000 in 1998 without the approval of the Georgia Department of Banking and Finance.

         Effective June 30, 1997, the Company declared a 5-for-4 split of its common stock effected in the form of a 25% stock dividend. In connection with the split, $750,505 has been transferred from Surplus to Common Stock. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

4.       EARNINGS PER SHARE

         In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share" was issued. SFAS 128 establishes standards for computing and presenting basic and diluted earnings per share information for entities with publicly held common stock. All per share amounts conform to SFAS 128.

         The number of shares used in computing basic and diluted per share amounts is as follows:

                                                                    Three Months Ended
                                                                         March 31,
                                                                 1998                 1997
                                                              ------------------------------
Weighted average shares outstanding -
   Basic Earnings Per Share                                   3,762,468            3,752,525

Effect of dilutive outstanding stock options                      9,768                    0
                                                              ------------------------------

Weighted average shares outstanding -
   Diluted Earnings Per Share                                 3,772,236            3,752,525
                                                              ==============================


5.       IMPACT OF NEW ACCOUNTING STANDARD

         In June 1997, the FASB issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 130" and "SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 has been adopted for the financial statements for all periods presented.

         SFAS 131 establishes standards for, among other things, reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for annual financial statements issued for periods beginning after December 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED MARCH 31, 1998

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

                               FINANCIAL CONDITION

         The Company functions as the sole owner of three commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. However, loans outstanding have decreased $4,460,000 or 1.8% since year-end. Investment securities and interest bearing deposits in other banks have decreased $8,487,000 (8.1%) and $549,000 (3.4%), respectively, while federal funds sold have increased $1,700,000 (45.0%) since year-end.

         Total assets have decreased $20,911,000 (5.1%) since year-end, while total funds (deposits plus Other Borrowed Money) have decreased $21,909,000 (6.0%). Total deposits have decreased $20,944,000 (5.9%) since year-end, and Other Borrowed Money has decreased $965,000 (8.9%). Demand deposits have decreased $4,831,000 (10.5%), and savings deposits (including NOW accounts and the liquid money market accounts) have decreased $3,636,000 (3.0%). Time deposits over $100,000 have decreased approximately $10,543,000 (11.9%), while other time deposits have decreased approximately $1,934,000 (1.9%).

         The decrease in total deposits is primarily the result of a movement of public funds out of the banks. In public fund activity, approximately $2,200,000 has moved out of NOW accounts since year-end and approximately $7,800,000 has moved out of time deposits over $100,000, for a total decrease in public funds of $10,000,000. Because public funds are required by state banking law to be secured by the pledging of investment securities to the various public entities, these securities are generally purchased to match the maturities or known movements of public funds. Therefore, the investment portfolio has been a primary source of liquidity for the withdrawal requirements.

         The $4,800,000 decrease in demand deposits is primarily the result of fluctuations in commercial account balances since year-end, while an additional $2,700,000 decrease in time deposits over $100,000 is the result of commercial and personal account balances moving out of the banks.

CAPITAL RESOURCES

         The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March 31, 1998, the Banks were required to have minimum Tier 1 and Total Risk-Based Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:

                                         Bulloch Bank       Metter Bank       Effingham Bank
                                         ------------       -----------       --------------
Tier 1 Risk-based Capital ratio              19.6%              16.2%               9.4%

Total Risk-based Capital ratio               20.8               17.5               10.6

Leverage ratio                               11.2               10.3                6.7

         These ratios qualify each Bank for the "well-capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 10.7% at March 31, 1998 and 10.0% at December 31, 1997.

LIQUIDITY

         The percentage of net loans to total funds was 70.3% at March 31, 1998 and 67.4% at December 31, 1997. At March 31, 1998 the Banks had $37,410,000 in cash and due from banks, interest bearing deposits in other banks and federal funds sold as compared with $44,773,861 at December 31, 1997. The Banks' liquidity policies typically require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At March 31 1998, only Bulloch Bank and Metter Bank exceeded this ratio. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

         Presented below is an interest rate sensitivity analysis of the Company at March 31, 1998. The analysis indicates that the Company is liability-sensitive through one year, meaning that a greater amount of liabilities are maturing or repricing than assets, which is beneficial in a falling rate environment. Beyond one year, the Company is asset-sensitive, which is beneficial in a rising rate environment.

Interest Rate Sensitivity Analysis - March 31, 1998

                                                               Term to Repricing or Maturity

                                                       Over Three          Over One        Over Five
                                      Less Than      Months Through      Year Through      Years and
                                    Three Months        One Year          Five Years      Insensitive          Total
Interest Earning Assets:
   Interest Bearing
    Deposits in Other Banks           $  15,819                                                              $  15,819
   Investment Securities                 13,501         $  26,251         $  41,223        $  15,862            96,837
   Federal Funds Sold                     5,475                                                                  5,475
   Loans                                102,525            55,975            63,215           24,120           245,835
                                      ---------         ---------         ---------        ---------         ---------
      Total Interest Earning
        Assets                          137,320            82,226           104,438           39,982           363,966
   Non-interest Earning Assets                                                                26,346            26,346
                                      ---------         ---------         ---------        ---------         ---------
TOTAL ASSETS                          $ 137,320         $  82,226         $ 104,438        $  66,328         $ 390,312
                                      =========         =========         =========        =========         =========

Interest Bearing Liabilities:
   Interest Bearing Deposits          $ 168,998         $ 101,905         $  21,808                          $ 292,711
   Other Borrowed Money                     211               847             3,900        $   3,495             8,453
   Repurchase Agreements                    500               500               400                              1,400
                                      ---------         ---------         ---------        ---------         ---------
      Total Interest Bearing
        Liabilities                     169,709           103,252            26,108            3,495           302,564
   Interest Free Deposits                                                                     41,150            41,150
   Other Interest Free
     Liabilities and Equity                                                                   46,598            46,598
                                      ---------         ---------         ---------        ---------         ---------
TOTAL LIABILITIES AND EQUITY          $ 169,709         $ 103,252         $  26,108        $  91,243         $ 390,312
                                      =========         =========         =========        =========         =========

Net Interest Rate
 Sensitivity Gap                      $ (32,389)        $ (21,026)        $  78,330        $ (24,915)
Cumulative Gap                          (32,389)          (53,415)           24,915

Net Interest Rate
 Sensitivity Gap as a Percent
 of Interest Earning Assets               (26.6)            (25.6)             75.0            (37.6)

Cumulative Gap as a Percent of
Cumulative Interest Earning
 Assets                                   (26.6)            (24.3)              7.7

                              RESULTS OF OPERATIONS

INTEREST INCOME

         Total interest income increased $462,000 (6.0%) in the first three months of 1998 as compared to the first three months of 1997. Interest on loans increased 346,000 (5.8%) in the first three months of 1998 as compared to the first three months of 1997, as a result of an increase of $13,803,000 in the year-to-date average balance of loans outstanding from March 31, 1997 to March 31, 1998 offset by a decrease in yield on the loan portfolio for that period from 10.30 to 10.25%. Interest on investments increased $61,000 (4.0%) in the first three months of this year as compared to the first three months of 1997, primarily as a result of an increase in the average balance of the investment portfolio of $4,483,000 offset by a nominal decrease in yield from 6.40% to 6.39%.

         During the first three months of 1998, interest on federal funds sold decreased $18,000 (22.4%) from the first three months of 1997 Interest on Interest-bearing Deposits in Other Banks increased $73,000 (48.3%) during the first three months of 1998 from the first three months of 1997. These short-term investments are the two means of investing any excess cash from day to day. The total net increase in the combined income of Federal Funds Sold and Interest-bearing deposits in other banks is the result of an increase of $5,194,000 in the combined year-to-date average balance as well as an increase in the weighted average yield from 5.45% to 5.60%.

INTEREST EXPENSE

         During the first three months of 1998, the total interest expense increased $196,000 (5.4%) from the first three months of 1997. Interest on deposits increased $208,000 (6.0%) in the first three months of 1998 from the first three months of 1997. This increase is attributable solely to an increase in the average balance of interest bearing deposits of $17,406,000. Interest on Other Borrowed Money decreased $12,000 (6.7%) in the first three months of 1998 from the first three months of 1997. This decrease is the result of a decrease of $498,000 in the average balance outstanding of Other Borrowed Money at a lower average interest rate of 6.88% from 7.06%.

PROVISIONS FOR LOAN LOSSES

         Provisions for loan losses for the first three months of 1998 decreased $10,000 (4.6%) from the first three months of 1997. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At March 31, 1998 the allowance for loan losses was 1.66% of outstanding loans less unearned interest.

         Nonperforming loans were $1,740,000 at March 31,1998 and $1,217,000 at December 31, 1997. These loans included those on a nonaccrual status of $875,000 and $434,000, respectively, accruing loans contractually past due at least 90 days of $328,000 and $134,000, respectively, and restructured loans of $537,000 and $649,000, respectively. Net loans charged off totaled $49,000 during the first three months of 1998 as compared to $26,000 during the first three months of 1997. The increase in nonaccruals is directly attributable to one credit in the amount of $407,000.

NONINTEREST INCOME AND EXPENSE

         Noninterest income increased $48,000 (7.4%) in the first three months of 1998 from the first three months of 1997. This increase is reflected primarily in an increase in other noninterest income of $71,000 during the first three months of this year offset by a $20,000 decrease in fees for Trust Services and a nominal decrease in service charges on deposit accounts. The increase in other noninterest income is the result of an increase of $47,000 in mortgage fees and a $22,000 increase in commissions from the sale of annuities, mutual funds and life insurance.

         Noninterest expense increased $262,000 (10.1%) in the first three months of 1998 compared to the first three months of 1997. This increase is the result of an increase in salary and personnel expense of $108,000, an increase in occupancy and equipment expense of $73,000, and an increase in Other Expense of $81,000 during the first three months of 1998 as compared to the first three months of 1997. The increase in salary and personnel expense is primarily the result of overall salary increases and a nominal increase in medical insurance expense. The increase in occupancy and equipment expense is the result of increases in depreciation expense related to construction projects and equipment purchases and upgrades in 1997. The increase in Other Expense is the result of several increases in this category. The largest increases are a $22,000 increase in accounting fees, which is the result of a change in timing of billing and payment of these fees, a $30,000 increase in charge card fees, and a $13,000 increase in correspondent bank service charges.

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




                                      FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

DATE:  May 12, 1998                   BY:       /s/James Eli Hodges
     -----------------                   --------------------------------
                                                  JAMES ELI HODGES
                                                     PRESIDENT

DATE:  May 12, 1998                   BY:       /s/Dwayne E. Rocker
     -----------------                   --------------------------------
                                                  DWAYNE E. ROCKER
                                                SECRETARY-TREASURER
                                           (PRINCIPAL FINANCIAL OFFICER)