Form 10-Q
period 1998-06-30
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1998-08-12
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                           ---------------------------

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           ---------------------------

         For quarter ended June 30, 1998 Commission file number 0-10853
                           -------------                        -------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
             (Exact name of registrant as specified in its charter)

                           ---------------------------

          Georgia                                                58-1458268
  ------------------------------                             ------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification no.)

                              40 NORTH MAIN STREET
                                  P.O. BOX 878
                            STATESBORO, GEORGIA 30459
                         (Address of Principal Executive
                         -------------------------------
                          Offices, including Zip Code)


                                  912-764-6611
                           --------------------------
                (Issuer's telephone number, including area code)


                                 NOT APPLICABLE
                           ---------------------------
                          (Former name, former address
                           and former fiscal year, if
                           changed since last report)

                           ---------------------------

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

       Common Stock, $1.00 Par Value, 4,702,607 shares as of June 30, 1998
       -------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        June 30,         December 31,
                                                         1998                1997
                                                       ------------------------------
                                                          (thousands of dollars)
ASSETS
   Cash and Due From Banks                             $  16,102         $  24,631
   Interest Bearing Deposits in Other Banks               11,816            16,368
   Federal Funds Sold                                      1,350             3,775
   Investment Securities:
      Available for Sale                                  86,909            84,477
      Held to Maturity (Estimated Value of
      $15,786 in 1998 and $21,178 in 1997)                15,187            20,847
   Loans                                                 257,016           250,312
      Less: Unearned Interest                                (12)              (17)
            Allowance for Loan Losses                     (4,080)           (3,921)
                                                       ---------         ---------
      Loans, Net                                         252,924           246,374
                                                       ---------         ---------
   Interest Receivable                                     5,060             5,158
   Premises and Equipment, Net                             7,070             7,090
   Other Real Estate                                         445               368
   Other Assets                                            2,105             2,135
                                                       ---------         ---------

            TOTAL ASSETS                               $ 398,968         $ 411,223
                                                       =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:
   Deposits:
      Demand                                           $  43,053         $  45,981
      Interest Bearing:
         NOW Accounts                                     82,297            76,036
         Money Market Deposit Accounts                    26,794            29,112
         Savings                                          15,708            14,593
         Time ($100,000 and above)                        75,561            88,807
         Other Time                                       96,728           100,276
                                                       ---------         ---------
         Total Deposits                                  340,141           354,805

   Repurchase Agreements                                   1,400             1,400
   Other Borrowed Money                                   10,703             9,418
   Interest Payable                                        2,957             3,551
   Other Liabilities                                       1,003             1,020
                                                       ---------         ---------
   Total Liabilities                                     356,204           370,194
                                                       ---------         ---------

   Shareholders' Equity (Note 3):
         Common Stock, 4,702,607 Shares Issued
            And Outstanding in 1998 and 4,703,085
            in 1997                                        4,703             4,703
         Additional Paid-In Capital                        6,522             6,533
         Retained Earnings                                31,255            29,575
         Accumulated Other Comprehensive Income              284               218
                                                       ---------         ---------
               Shareholders' Equity                       42,764            41,029
                                                       ---------         ---------

            TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY                                  $ 398,968         $ 411,223
                                                       =========         =========


See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME



                                            For the Three Months Ended
                                                     June 30,
                                                1998          1997
                                            ---------------------------
                                              (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                      $6,486        $6,178
   Interest Bearing Deposits                      195           139
   Investments:
      U.S. Treasury                               111           353
      U.S. Government Agencies                    980           770
      States and Political Subdivisions           277           274
      Dividend Income                              22            45
   Federal Funds Sold                              54            34
                                               ------        ------
         Total Interest Income                  8,125         7,793
                                               ------        ------

INTEREST EXPENSE
   NOW Accounts                                   661           461
   Money Market Deposits Accounts                 228           191
   Savings                                        120           112
   Time Deposits ($100,000 and above)           1,147         1,259
   Other Time Deposits                          1,382         1,424
   Other                                          187           188
                                               ------        ------
         Total Interest Expense                 3,725         3,635
                                               ------        ------

   NET INTEREST INCOME                          4,400         4,158
   Provision for Loan Losses                      220           236
                                               ------        ------
   NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                     4,180         3,922
                                               ------        ------

NON-INTEREST INCOME
   Service Charges on Deposits                    544           536
   Fees for Trust Services                         31            51
   Other                                          241           112
                                               ------        ------
         Total Non-interest Income                816           699
                                               ------        ------

NON-INTEREST EXPENSE
   Salaries                                     1,080         1,044
   Other Personnel Expense                        388           383
   Occupancy Expense, Net                         228           219
   Equipment Expense                              354           315
   Other                                          895           808
                                               ------        ------
         Total Non-interest Expense             2,945         2,769
                                               ------        ------

Income Before Income Taxes                      2,051         1,852
Provision for Income Taxes                        584           544
                                               ------        ------
NET INCOME                                      1,467         1,308
                                               ------        ------

Other Comprehensive Income:
      Unrealized holding gains (losses) on
       securities Available for Sale arising
       during the period, net of a tax credit
       of $15,000 in 1998 and taxes of
       $145,000 in 1997                           (30)          281
                                               ------        ------
COMPREHENSIVE INCOME                           $1,437        $1,589
                                               ======        ======

EARNINGS PER SHARE:
           Basic                               $ 0.31        $ 0.28
                                               ======        ======
           Diluted                             $ 0.31        $ 0.28
                                               ======        ======


See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME



                                                                     For the Six Months Ended
                                                                             June 30,
                                                                      1998              1997
                                                                     -------------------------
                                                                       (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                                            $12,800           $12,146
   Interest Bearing Deposits                                             419               290
   Investments:
      U.S. Treasury                                                      328               711
      U.S. Government Agencies                                         2,006             1,622
      States and Political Subdivisions                                  565               544
      Dividend Income                                                     83                95
   Federal Funds Sold                                                    117               116
                                                                     -------           -------
         Total Interest Income                                        16,318            15,524
                                                                     -------           -------

INTEREST EXPENSE
   NOW Accounts                                                        1,293               913
   Money Market Deposits Accounts                                        459               398
   Savings                                                               234               220
   Time Deposits ($100,000 and above)                                  2,426             2,550
   Other Time Deposits                                                 2,795             2,827
   Other                                                                 362               375
                                                                     -------           -------
         Total Interest Expense                                        7,569             7,283
                                                                     -------           -------

   NET INTEREST INCOME                                                 8,749             8,241
   Provision for Loan Losses                                             441               467
                                                                     -------           -------
   NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                            8,308             7,774
                                                                     -------           -------

NON-INTEREST INCOME
   Service Charges on Deposits                                         1,039             1,033
   Fees for Trust Services                                                50                89
   Other                                                                 429               230
                                                                     -------           -------
         Total Non-interest Income                                     1,518             1,352
                                                                     -------           -------

NON-INTEREST EXPENSE
   Salaries                                                            2,196             2,060
   Other Personnel Expense                                               775               762
   Occupancy Expense, Net                                                449               423
   Equipment Expense                                                     710               613
   Other                                                               1,666             1,498
                                                                     -------           -------
         Total Non-interest Expense                                    5,796             5,356
                                                                     -------           -------

Income Before Income Taxes                                             4,030             3,770
Provision for Income Taxes                                             1,136             1,128
                                                                     -------           -------
NET INCOME                                                             2,894             2,642
                                                                     -------           -------

Other Comprehensive Income:
          Unrealized holding gains on securities Available
             for Sale arising during the period, net of
             taxes of $34,000 in 1998 and $24,000 in 1997                 66                47
                                                                     -------           -------
COMPREHENSIVE INCOME                                                 $ 2,960           $ 2,689
                                                                     =======           =======

EARNINGS PER SHARE:
           Basic                                                     $  0.62           $  0.56
                                                                     =======           =======
           Diluted                                                   $  0.61           $  0.56
                                                                     =======           =======

See notes to consolidated financial statements

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                          June 30,
                                                                                  1998                 1997
                                                                                 ----------------------------
                                                                                   (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                    $  2,894            $  2,642
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Provision for Depreciation                                                      562                 510
      Provision for Loan Losses                                                       441                 467
      Loss on Sale of Other Real Estate                                                11                   4
      Gain on Call of Securities                                                       (1)                 (5)
      Loss on Sale of Premises and Equipment                                            1
      Net Accretion of Premiums and Discounts on Securities                          (230)               (133)
      Changes in Assets and Liabilities:
         Decrease in Interest Receivable                                               98                 224
         Increase in Other Assets                                                      (9)                (57)
         Decrease in Interest Payable                                                (594)               (334)
         Decrease in Other Liabilities                                                (17)               (224)
                                                                                 --------            --------
         Net Cash Provided by Operating Activities                                  3,156               3,094
                                                                                 --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (Increase) Decrease in Interest Bearing Deposits in Other Banks              4,552              (3,604)
   (Increase) Decrease in Federal Funds Sold                                        2,425               4,570
   Available-for-Sale Securities:
         Proceeds from Maturity                                                    47,205              23,844
         Purchases                                                                (49,302)            (12,384)
   Held-to-Maturity Securities:
         Proceeds from Maturity                                                     5,747               5,440
         Purchases                                                                    (90)             (7,952)
   Net Increase in Loans                                                           (7,204)            (15,114)
   Purchases of Premises and Equipment                                               (543)               (676)
   Improvements to Other Real Estate                                                  (25)
   Proceeds from Sale of Other Assets                                                   4
   Proceeds from Sale of Other Real Estate                                            150                 116
                                                                                 --------            --------
   Net Cash Used in Investing Activities                                            2,919              (5,760)
                                                                                 --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Decrease in Deposits                                                       (14,664)               (386)
   Increase in Other Borrowed Money                                                 5,600               3,800
   Repayment of Note Payable                                                       (4,315)             (5,617)
   Maturity of Repurchase Agreements                                                                     (300)
   Purchase and Retirement of Fractional Shares                                       (12)                 (7)
   Dividends Paid                                                                  (1,213)             (1,081)
                                                                                 --------            --------
   Net Cash Provided by Financing Activities                                      (14,604)             (3,591)
                                                                                 --------            --------

DECREASE IN CASH AND DUE FROM BANKS                                                (8,529)             (6,257)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                       24,631              21,611
                                                                                 --------            --------
CASH AND DUE FROM BANKS AT END OF PERIOD                                         $ 16,102            $ 15,354
                                                                                 ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the year for:
         Interest                                                                   8,163               7,617
         Income Taxes                                                               1,170               1,077
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Other Real Estate Acquired through Loan Foreclosure                                255                 430
   Loans granted to facilitate the Sale of Other Real Estate                           42                 185
   Change in Net Unrealized Gain (Loss) on
         Investment Securities Available for Sale                                      66                  47

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

     Effective June 30, 1997, the Company declared a 5-for-4 split of its common stock effected in the form of a 25% stock dividend. In connection with the split, $750,505 has been transferred from Surplus to Common Stock. Also, effective May 29, 1998, the Company declared a 5-for-4 split of its common stock effected in the form of a 25% stock dividend. In connection with the split, $940,617 has been transferred from surplus to common stock. All references to number of shares and to per share amounts have been retroactively adjusted to reflect both splits.

4.  EARNINGS PER SHARE

     In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share" was issued. SFAS 128 establishes standards for computing and presenting basic and diluted earnings per share information for entities with publicly held common stock. All per share amounts conform to SFAS 128.

     The number of shares used in computing basic and diluted per share amounts is as follows:



                                                         Three Months Ended              Six Months Ended
                                                              June 30,                        June 30,
                                                        1998             1997           1998            1997
                                                    --------------------------        --------------------------
Weighted average shares outstanding -
        Basic Earnings Per Share                    4,702,912        4,690,652        4,702,998        4,690,654

Effect of dilutive outstanding stock options           12,094                0           12,153                0
                                                    ---------        ---------        ---------        ---------

Weighted average shares outstanding -
        Diluted Earnings Per Share                  4,715,006        4,690,652        4,715,151        4,690,654
                                                    =========        =========        =========        =========

5.  IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its annual financial statements for the year ending December 31, 1998.

    In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") was issued. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Statement is not expected to have an effect on the Company's financial statements.

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement is not expected to have an effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 1998

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

                               FINANCIAL CONDITION

         The Company functions as the sole owner of three commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. Loans outstanding have increased $7,204,000 or 2.9% since year-end. Interest bearing deposits in other banks have decreased $4,552,000 (27.8%), while federal funds and investment securities have decreased $2,425,000 (64.2%) and $3,228,000 (3.1%), respectively, since year-end.

         Total assets have decreased $12,255,000 (3.0%) since year-end, while total funds (deposits plus Other Borrowed Money) have decreased $13,379,000 (3.7%). Total deposits have decreased $14,664,000 (4.1%) since year-end, and Other Borrowed Money has increased $1,285,000 (13.6%). Demand deposits have decreased $2,928,000 (6.4%), and savings deposits (including NOW accounts and the liquid money market accounts) have increased $5,058,000 (4.2%). Time deposits over $100,000 have decreased approximately $13,246,000 (14.9%), while other time deposits have decreased approximately $3,548,000 (3.5%).

         The $14,700,000 decrease in deposits is the result of a $16,800,000 decrease in total time deposits offset by a net increase of $2,100,000 in total demand and savings accounts. The $16,800,000 decrease in time deposits is primarily the result of a movement out of the bank of approximately $11,000,000 in public funds from time deposits over $100,000. The remaining $5,800,000 decrease in time deposits is the result of a movement of both business and individual time deposits over and under $100,000 out of the banks.

         Effective both May 29, 1998 and June 30, 1997, the Company declared a 5-for-4 stock split of its common stock effected in the form of a 25 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect both splits.

CAPITAL RESOURCES

         The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June 30, 1998, the Banks were required to have minimum Tier 1 and Total Risk-Based Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:


                                                   Bulloch Bank               Metter Bank          Effingham Bank
                                                   ------------               -----------          --------------
Tier 1 Risk-based Capital ratio                       19.2%                      16.1%                   9.6%
Total Risk-based Capital ratio                        20.5                       17.3                   10.9
Leverage ratio                                        11.9                       10.6                    7.0

     These ratios qualify each Bank for the "well-capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 10.7% at June 30, 1998 and 10.0% at December 31, 1997.

LIQUIDITY

     The percentage of net loans to total funds was 73.0% at June 30, 1998 and 70.3% at December 31, 1997. At June 30, 1998 the Banks had $29,268,000 in cash and due from banks, interest bearing deposits in other banks and federal funds sold as compared with $44,774,000 at December 31, 1997. The Banks' liquidity policies typically require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At June 30, 1998, only the Metter Bank exceeded this ratio. However, the liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

     Presented below is an interest rate sensitivity analysis of the Company at June 30, 1998. NOW, money market, and savings accounts have been included in "less than three months". The analysis results in a negative one year gap of $57,442,000, which means that the Company is liability-sensitive through one year (a greater amount of liabilities are maturing or repricing than assets), which is beneficial in a falling rate environment. However, the Banks' experience has indicated that NOW, money market, and savings accounts of $124,799,000 are not interest rate sensitive. Beyond one year, the Company is asset-sensitive, which is beneficial in a rising rate environment.

Interest Rate Sensitivity Analysis - June 30, 1998



                                                          Term to Repricing or Maturity

                                                        Over Three       Over One      Over Five
                                         Less Than    Months Through   Year Through    Years and
                                       Three Months     One Year        Five Years     Insensitive        Total
Interest Earning Assets:
   Interest Bearing
    Deposits in Other Banks              $  11,816                                                     $  11,816
   Investment Securities                    30,603       $  18,701       $  38,620     $  14,172         102,096
   Federal Funds Sold                        1,350                                                         1,350
   Loans                                   100,957          56,749          73,438        25,872         257,016
                                         ---------       ---------       ---------     ---------       ---------
      Total Interest Earning
        Assets                             144,726          75,450         112,058        40,044         372,278
   Non-interest Earning Assets                                                            26,690          26,690
                                         ---------       ---------       ---------     ---------       ---------
TOTAL ASSETS                             $ 144,726       $  75,450       $ 112,058     $  66,734       $ 398,698
                                         =========       =========       =========     =========       =========

Interest Bearing Liabilities:
   Interest Bearing Deposits             $ 167,271       $ 107,392       $  22,425                     $ 297,088
   Other Borrowed Money and
   Repurchase Agreements                       238           2,717           4,670     $   4,478          12,103
                                         ---------       ---------       ---------     ---------       ---------
      Total Interest Bearing
        Liabilities                        167,509         110,109          27,095         4,478         309,191
   Interest Free Deposits                                                                 43,053          43,053
   Other Interest Free
     Liabilities and Equity                                                               46,724          46,724
                                         ---------       ---------       ---------     ---------       ---------
TOTAL LIABILITIES AND EQUITY             $ 167,509       $ 110,109       $  27,095     $  94,255       $ 398,968
                                         =========       =========       =========     =========       =========

Net Interest Rate
 Sensitivity Gap                         $ (22,783)      $ (34,659)      $  84,963     $ (27,521)
Cumulative Gap                             (22,783)        (57,442)         27,521

Net Interest Rate
 Sensitivity Gap as a Percent
 of Interest Earning Assets                  (15.7)          (45.9)           75.8         (41.2)

Cumulative Gap as a Percent of
Cumulative Interest Earning
 Assets                                      (15.7)          (26.1)           24.6


                              RESULTS OF OPERATIONS

INTEREST INCOME
         Total interest income increased $794,000 (5.1%) in the first six months of 1998 as compared to the first six months of 1997 and increased $332,000 (4.3%) in the second quarter of 1998 as compared to the second quarter of 1997. Interest on loans increased $654,000 (5.4%) in the first six months of 1998 as compared to the first six months of 1997 and increased $308,000 (5.0%) in the second quarter of 1998 as compared to the second quarter of 1997, as a result of an increase of $12,423,000 in the year-to-date average balance of loans outstanding from June 30, 1997 to June 30, 1998 as well as an increase in yield on the loan portfolio of approximately 0.2% for that period. Interest on investments increased $10,000 (0.3%) in the first six months of this year as compared to the first six months of 1997 and increased $52,000 (3.6%) in the second quarter of 1998 from the second quarter of 1997, primarily as a result of a nominal increase in yield on the portfolio from 6.18% during the first six months of 1997 to 6.20% during the first six months of 1998, as well as an increase in the average balance of the investment portfolio of $1,459,000 for that period.

         During the first six months of 1998 interest on federal funds sold increased $1,000 (1.3%) from the first six months of 1997 and increased $20,000 (57.1%) in the second quarter of 1998 as compared to the second quarter of 1997. Interest on Interest-bearing Deposits in Other Banks increased $129,000 (44.6%) during the first six months of 1998 from the first six months of 1997 and increased $56,000 (40.6%) in the second quarter 1998 from the second quarter of 1997. These increases were the result of an increase of 0.6% in the weighted average yield on these short-term investments from June 30, 1997 to June 30, 1998 as well as an increase of $3,818,000 in the combined average balance carried in interest bearing deposits in other banks and federal funds sold for that period, which are the two means of investing any excess cash from day to day.

INTEREST EXPENSE
         During the first six months of 1998, the total interest expense increased $286,000 (3.9%) from the first six months of 1997 and increased $90,000 (2.5%) in the second quarter of 1998 from the second quarter of 1997. Interest on deposits increased $299,000 (4.3%) in the first six months of 1998 from the first six months of 1997 and increased $91,000 (2.6%) in the second quarter of this year from the second quarter of 1997. This increase is attributable to an increase in the average balance of interest bearing deposits of $13,827,000 from June 30, 1997 to June 30, 1998 offset by a nominal decrease in the cost of these funds from 4.91% to 4.88% for that period. Interest on Other Borrowed Money decreased $13,000 (3.6%) in the first six months of 1998 from the first six months of 1997 and decreased $1,000 (0.6%) in the second quarter of 1998 as compared to the second quarter of 1997. This decrease is the result of a decrease of $94,000 from June 30, 1997 to June 30, 1998 in the average balance outstanding of Other Borrowed Money at a lower average interest rate of 6.7% for the first six months of 1998 as compared to 6.9% for the first six months of 1997.

PROVISIONS FOR LOAN LOSSES
         Provisions for loan losses for the first six months of 1998 decreased $26,000 (5.7%) from the first six months of 1997 and decreased $16,000 (6.8%) in the second quarter of 1998 from the second quarter of 1997. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At June 30, 1998 the allowance for loan losses was 1.6% of outstanding loans less unearned interest.

         Nonperforming loans were $1,281,000 at June 30, 1998 and $1,217,000 at December 31, 1997. These loans included those on a nonaccrual status of $578,000 and $434,000, respectively, accruing loans contractually past due at least 90 days of $170,000 and $134,000, respectively, and restructured loans of $533,000 and $649,000, respectively. Net loans charged off totaled $281,000 during the first six months of 1998 as compared to $629,000 during the first six months of 1997.

NONINTEREST INCOME AND EXPENSE
         Noninterest income increased $166,000 (12.3%) in the first six months of 1998 from the first six months of 1997 and increased $117,000 (16.8%) in the second quarter of 1998 from the second quarter of 1997. These increases are reflected primarily in an increase in Other Service Charges of $199,000 during the first six months of this year offset by a $39,000 decrease in Fees for Trust Services for that period. The increase in Other Service Charges is the result of a $134,000 increase in income from long-term mortgage loans (which are acquired by other banks on a non-recourse basis concurrent with the closing of the loan) and a $55,000 increase in commissions on life insurance and mutual funds. The $39,000 decrease in Trust Fees is the result of having outsourced trust administration activities and sharing fees with the third party.

         Noninterest expense increased $440,000 (8.2%) in the first six months of 1998 compared to the first six months of 1997 and increased $176,000 (6.4%) in the second quarter of 1998 as compared to the second quarter of 1997. These increases are the result of increases in salary and personnel expense of $149,000 and $41,000, respectively, increases in occupancy and equipment expense of $123,000 and $48,000, respectively, and increases in Other Expense of $168,000 and $87,000, respectively, during the first six months of 1998 as compared to the first six months of 1997 and during the second quarter of 1998 as compared to the second quarter of 1997. The increase in salary and personnel expense is primarily the result of salary increases of $136,000 and increases in medical insurance premiums of $19,000. The increase in occupancy and equipment expense is the result of increases in depreciation expense related to equipment installation and upgrades in the latter part of 1997. The increase in Other Expense is the result of increases in several items, including a $44,000 increase in advertising and public relations, a $33,000 increase in charge card fees, and a $25,000 expense accrual in 1998 for a Year 2000 contingency.

YEAR 2000 ISSUES
         Year 2000 issues relate to the anticipated failure of computer systems to accurately process dates falling in the next century as a result of a common programming convention of representing years with two digits rather than four digits. Programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This misrepresentation of the year could result in an incorrect computation or a computer shutdown.

         The Company has completed an evaluation of its computer information systems and has identified those systems which will require program modifications or new software installations in order to function properly for the year 2000. The Company has developed a plan, which contemplates, among other things, the replacement or modification of existing information systems as necessary. Because the primary hardware and software systems are presently Year 2000 compliant, the Company does not expect to incur any significant costs relating to software modifications or new installations for the other systems by December 1998. Most systems are made compliant through periodic software upgrades provided by the various vendors as a part of the license agreements.

         The Company has completed a survey of its suppliers and large loan customers to determine their Year 2000 readiness. It has also developed a testing strategy in which all critical systems, including heating and air, security and phone systems as well as information systems, will be tested by a target date of December 31, 1998. Teams have been assigned specific areas of responsibility in the testing plan, and the progress of this testing is reported to the Boards of Directors of the subsidiary banks and of the Company on a regular basis. The Company does not expect any Year 2000 expenditures to have a significant impact on its results of operations, liquidity, or capital resources.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of banks, nor the knowledge of management are any such proceedings contemplated or threatened against the Registrant or its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the Company's Annual Meeting of Shareholders on April 23, 1998, the shareholders of the Company elected the following persons as Class III directors of the Company by the votes indicated.


                                                                              Broker
       Nominee                         For                  Against          Non-votes         Abstentions
E. Raybon Anderson                  2,600,070                 0                 0                34,527

A. M. Braswell, Jr.                 2,611,320                 0                 0                23,277

W. A. Crider, Jr.                   2,611,320                 0                 0                23,277

Dan J. Parrish, Jr.                 2,609,025                 0                 0                25,572

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


                                      FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

DATE:     August 12, 1998             BY:       /s/James Eli Hodges
     -----------------------             ---------------------------------
                                                   JAMES ELI HODGES
                                                       PRESIDENT

DATE:     August 12, 1998             BY:       /s/Dwayne E. Rocker
     -----------------------             --------------------------------
                                                   DWAYNE E. ROCKER
                                                 SECRETARY-TREASURER
                                            (PRINCIPAL FINANCIAL OFFICER)