Form 10-Q
period 1998-09-30
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1998-11-13
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            -----------------------

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                            -----------------------

For quarter ended September 30, 1998               Commission file number 0-1083


                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
             (Exact name of registrant as specified in its charter)

                            -----------------------

          Georgia                                           58-1458268
 -------------------------------                         -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification no.)

                              40 NORTH MAIN STREET
                                  P.O. BOX 878
                            STATESBORO, GEORGIA 30459
                            -----------------------
                         (Address of Principal Executive
                          Offices, including Zip Code)

                                  912-764-6611
                            -----------------------
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
                            -----------------------
                          (Former name, former address
                           and former fiscal year, if
                           changed since last report)

                            -----------------------

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

    Common Stock, $1.00 Par Value, 4,702,607 shares as of September 30, 1998
    ------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                             September 30,     December 31,
                                                                 1998              1997
                                                             ------------------------------
                                                                 (thousands of dollars)
ASSETS
   Cash and Due From Banks                                     $  14,733       $  24,631
   Interest Bearing Deposits in Other Banks                       18,026          16,368
   Federal Funds Sold                                              8,625           3,775
   Investment Securities:
      Available for Sale                                          56,576          84,477
      Held to Maturity (Estimated Value of
      $14,932 in 1998 and $21,178 in 1997)                        14,195          20,847
   Loans                                                         255,877         250,312
      Less: Unearned Interest                                        (16)            (17)
            Allowance for Loan Losses                             (4,136)         (3,921)
                                                               ---------       ---------
      Loans, Net                                                 251,725         246,374
                                                               ---------       ---------
   Interest Receivable                                             4,968           5,158
   Premises and Equipment, Net                                     7,321           7,090
   Other Real Estate                                                 360             368
   Other Assets                                                    1,958           2,135
                                                               ---------       ---------

            TOTAL ASSETS                                       $ 378,487       $ 411,223
                                                               =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:
   Deposits:
      Demand                                                   $  47,925       $  45,981
      Interest Bearing:
         NOW Accounts                                             48,410          76,036
         Money Market Deposit Accounts                            27,319          29,112
         Savings                                                  15,487          14,593
         Time ($100,000 and above)                                78,971          88,807
         Other Time                                               99,355         100,276
                                                               ---------       ---------
         Total Deposits                                          317,467         354,805

   Repurchase Agreements                                           1,400           1,400
   Other Borrowed Money                                           11,153           9,418
   Interest Payable                                                3,289           3,551
   Other Liabilities                                               1,309           1,020
                                                               ---------       ---------
   Total Liabilities                                             334,618         370,194
                                                               ---------       ---------

   Shareholders' Equity (Note 3):
         Common Stock, 4,702,607 Shares Issued
            And Outstanding in 1998 and 4,703,085 in 1997          4,703           4,703
         Additional Paid-In Capital                                6,522           6,533
         Retained Earnings                                        32,134          29,575
         Accumulated Other Comprehensive Income                      510             218
                                                               ---------       ---------
               Shareholders' Equity                               43,869          41,029
                                                               ---------       ---------

            TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY                                          $ 378,487       $ 411,223
                                                               =========       =========

See notes to consolidated financial statements.

\


                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME

                                                           For the Three Months Ended
                                                                 September 30,
                                                                1998        1997
                                                           --------------------------
                                                              (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                                      $6,569      $6,371
   Interest Bearing Deposits                                      231         151
   Investments:
      U.S. Treasury                                               100         301
      U.S. Government Agencies                                    718         696
      States and Political Subdivisions                           272         274
      Dividend Income                                              27          45
   Federal Funds Sold                                              64          40
                                                               ------      ------
         Total Interest Income                                  7,981       7,878
                                                               ------      ------

INTEREST EXPENSE
   NOW Accounts                                                   418         454
   Money Market Deposits Accounts                                 243         220
   Savings                                                        122         114
   Time Deposits ($100,000 and above)                           1,191       1,247
   Other Time Deposits                                          1,354       1,406
   Other                                                          203         185
                                                               ------      ------
         Total Interest Expense                                 3,531       3,626
                                                               ------      ------

   NET INTEREST INCOME                                          4,450       4,252
   Provision for Loan Losses                                      220         270
                                                               ------      ------
   NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                     4,230       3,982
                                                               ------      ------

NON-INTEREST INCOME
   Service Charges on Deposits                                    565         525
   Fees for Trust Services                                         31          69
   Other                                                          184         145
                                                               ------      ------
         Total Non-interest Income                                780         739
                                                               ------      ------

NON-INTEREST EXPENSE
   Salaries                                                     1,112       1,082
   Other Personnel Expense                                        396         386
   Occupancy Expense, Net                                         243         225
   Equipment Expense                                              354         333
   Other                                                          814         748
                                                               ------      ------
         Total Non-interest Expense                             2,919       2,774
                                                               ------      ------

Income Before Income Taxes                                      2,091       1,947
Provision for Income Taxes                                        601         580
                                                               ------      ------
NET INCOME                                                      1,490       1,367
                                                               ------      ------

Other Comprehensive Income:
          Unrealized holding gains (losses) on
             securities Available for Sale arising during
             the period, net of taxes of $116,000 in 1998
             and taxes of $66,000 in 1997                         226         129
                                                               ------      ------
COMPREHENSIVE INCOME                                           $1,716      $1,496
                                                               ======      ======

EARNINGS PER SHARE:
           Basic                                               $ 0.32      $ 0.29
                                                               ======      ======
           Diluted                                             $ 0.32      $ 0.29
                                                               ======      ======

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME

                                                         For the Nine Months Ended
                                                               September 30,
                                                            1998          1997
                                                         -------------------------
                                                          (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                                  $19,369      $18,517
   Interest Bearing Deposits                                   650          440
   Investments:
      U.S. Treasury                                            428        1,012
      U.S. Government Agencies                               2,724        2,319
      States and Political Subdivisions                        837          817
      Dividend Income                                          111          142
   Federal Funds Sold                                          180          155
                                                           -------      -------
         Total Interest Income                              24,299       23,402
                                                           -------      -------

INTEREST EXPENSE
   NOW Accounts                                              1,711        1,367
   Money Market Deposits Accounts                              702          618
   Savings                                                     357          334
   Time Deposits ($100,000 and above)                        3,617        3,797
   Other Time Deposits                                       4,149        4,233
   Other                                                       565          560
                                                           -------      -------
         Total Interest Expense                             11,101       10,909
                                                           -------      -------

   NET INTEREST INCOME                                      13,198       12,493
   Provision for Loan Losses                                   660          737
                                                           -------      -------
   NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                 12,538       11,756
                                                           -------      -------

NON-INTEREST INCOME
   Service Charges on Deposits                               1,604        1,558
   Fees for Trust Services                                      80          158
   Other                                                       614          375
                                                           -------      -------
         Total Non-interest Income                           2,298        2,091
                                                           -------      -------

NON-INTEREST EXPENSE
   Salaries                                                  3,308        3,142
   Other Personnel Expense                                   1,172        1,148
   Occupancy Expense, Net                                      691          648
   Equipment Expense                                         1,063          946
   Other                                                     2,480        2,246
                                                           -------      -------
         Total Non-interest Expense                          8,714        8,130
                                                           -------      -------

Income Before Income Taxes                                   6,122        5,717
Provision for Income Taxes                                   1,738        1,708
                                                           -------      -------
NET INCOME                                                   4,384        4,009
                                                           -------      -------

Other Comprehensive Income:
          Unrealized holding gains on securities
             Available for Sale arising during the
             period, net of taxes of $151,000 in 1998
             and $91,000 in 1997                               292          176
                                                           -------      -------
COMPREHENSIVE INCOME                                       $ 4,676      $ 4,185
                                                           =======      =======

EARNINGS PER SHARE:
           Basic                                           $  0.93      $  0.85
                                                           =======      =======
           Diluted                                         $  0.93      $  0.85
                                                           =======      =======

See notes to consolidated financial statements

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                       September 30,
                                                                    1998           1997
                                                                   (thousands of dollars)
                                                                  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                     $  4,384       $  4,009
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Provision for Depreciation                                       847            784
      Provision for Loan Losses                                        660            737
      Loss on Sale of Other Assets                                       5
      Loss on Sale of Other Real Estate                                  8              6
      Gain on Call of Securities                                       (13)            (6)
      Loss on Sale of Premises and Equipment                             1             15
      Net Accretion of Premiums and Discounts on Securities           (282)          (152)
      Changes in Assets and Liabilities:
         Decrease in Interest Receivable                               190            311
         Decrease in Other Assets                                       17             46
         Decrease in Interest Payable                                 (262)           (30)
         Increase in Other Liabilities                                 289            398
                                                                  --------       --------
         Net Cash Provided by Operating Activities                   5,844          6,118
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Increase in Interest Bearing Deposits in Other Banks         (1,658)        (2,908)
   (Increase) Decrease in Federal Funds Sold                        (4,850)         2,895
   Available-for-Sale Securities:
         Proceeds from Maturity                                     84,950         37,761
         Purchases                                                 (57,293)       (21,905)
   Held-to-Maturity Securities:
         Proceeds from Maturity                                      8,188          6,645
         Purchases                                                    (554)        (7,952)
   Net Increase in Loans                                            (6,137)       (15,099)
   Purchases of Premises and Equipment                              (1,079)          (860)
   Improvements to Other Real Estate                                   (25)
   Proceeds from Sale of Other Assets                                    4
   Proceeds from Sale of Other Real Estate                             151            285
                                                                  --------       --------
   Net Cash Used in Investing Activities                            21,697         (1,138)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Decrease in Deposits                                        (37,338)        (6,989)
   Increase in Other Borrowed Money                                  6,600          1,800
   Repayment of Note Payable                                        (4,865)        (4,558)
   Purchase and Retirement of Fractional Shares                        (12)            (7)
   Dividends Paid                                                   (1,824)        (1,644)
                                                                  --------       --------
   Net Cash Provided by Financing Activities                       (37,439)       (11,398)
                                                                  --------       --------

DECREASE IN CASH AND DUE FROM BANKS                                 (9,898)        (6,418)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                        24,631         21,611
                                                                  --------       --------
CASH AND DUE FROM BANKS AT END OF PERIOD                          $ 14,733       $ 15,193
                                                                  ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the year for:
         Interest                                                   11,363         10,939
         Income Taxes                                                1,789          1,435
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Other Real Estate Acquired through Loan Foreclosure                 280            990
   Loans granted to facilitate the Sale of Other Real Estate           154            302
   Change in Net Unrealized Gain (Loss) on
         Investment Securities Available for Sale                      292            176


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

     The number of shares used in computing basic and diluted per share amounts is as follows:

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                    1998           1997           1998           1997
                                                  ------------------------      ------------------------
Weighted average shares outstanding -
        Basic Earnings Per Share                  4,702,607      4,690,273      4,702,866      4,690,525

Effect of dilutive outstanding stock options         12,401          3,565         12,142          1,190
                                                  ---------      ---------      ---------      ---------

Weighted average shares outstanding -
        Diluted Earnings Per Share                4,715,008      4,693,838      4,715,008      4,691,715
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

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

                               FINANCIAL CONDITION

     The Company functions as the sole owner of three commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. Loans outstanding have increased $6,137,000 or 2.5% since year-end. Interest bearing deposits in other banks and federal funds sold have increased $1,658,000 (10.1%) and $4,850,000 (128.5%), respectively, while investment securities have decreased $34,996,000 (33.3%) since year-end.

     Total assets have decreased $32,736,000 (8.0%) since year-end, while total funds (deposits plus Other Borrowed Money) have decreased $35,603,000 (9.8%). Total deposits have decreased $37,338,000 (10.5%) since year-end, and Other Borrowed Money has increased $2,095,000 (22.2%). Demand deposits have increased $1,944,000 (4.2%), and savings deposits (including NOW accounts and the liquid money market accounts) have decreased $28,525,000 (23.8%). Time deposits over $100,000 have decreased approximately $9,836,000 (11.1%), while other time deposits have decreased approximately $921,000 (0.9%).

     The decrease in deposits since year end is primarily the result of a movement of approximately $24.7 million of public funds out of the Banks. Public funds in savings deposits that have moved out of the Banks total $19.5 million, while those in time deposits over $100,000 moving out of the Banks total $5.2 million. The flow of public funds out of the Banks is the result of several factors, including special construction projects with one local public entity, the awarding of a banking services bid to another local financial institution for a state public entity, the distribution of tax deposits among the various local public entities, and the reinvestment outside the local economy of matured public fund time deposits over $100,000 for still another local public entity. The $1.9 million increase in demand deposits is the result of a $5.2 million shift from NOW accounts into demand deposits for one specific public fund account. The remaining $3.8 million decrease in savings deposits, the $4.6 million decrease in time deposits over $100,000 and the $0.9 million decrease in other time deposits is the result of a movement of both business and individual accounts out of the Banks.

     Effective May 29, 1998, the Company declared a 5-for-4 stock split of its common stock effected in the form of a 25 percent stock dividend. All references to number of shares and to per share amounts have been retroactively adjusted to reflect the split.

CAPITAL RESOURCES

     The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1998, the Banks were required to have minimum Tier 1 and Total Risk-Based Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:

                                                   Bulloch Bank                Metter Bank                 Effingham Bank
                                                   ------------                -----------                 --------------
Tier 1 Risk-based Capital ratio                       20.1%                        15.9%                       10.0%
Total Risk-based Capital ratio                        21.4                         17.1                        11.3
Leverage ratio                                        13.0                         10.6                         7.2

     These ratios qualify each Bank for the "well-capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 11.6% at September 30, 1998 and 10.0% at December 31, 1997.

LIQUIDITY

     The percentage of net loans to total funds was 77.5% at September 30, 1998 and 70.3% at December 31, 1997. At September 30, 1998 the Banks had $41,384,000 in cash and due from banks, interest bearing deposits in other banks and federal funds sold as compared with $44,774,000 at December 31, 1997. The Banks' liquidity policies typically require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At September 30, 1998, all three banks reflected a liquidity ratio of 21.3% or better. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

     Presented below is an interest rate sensitivity analysis of the Company at September 30, 1998. NOW, money market, and savings accounts have been included in "less than three months". The analysis results in a negative one year gap of $45,315,000, which means that the Company is liability-sensitive through one year (a greater amount of liabilities are maturing or repricing than assets), which is beneficial in a falling rate environment. However, the Banks' experience has indicated that NOW, money market, and savings accounts of $91,216,000 are not interest rate sensitive. Beyond one year, the Company is asset-sensitive, which is beneficial in a rising rate environment.

Interest Rate Sensitivity Analysis - September 30, 1998

                                                       Term to Repricing or Maturity

                                                    Over Three      Over One      Over Five
                                     Less Than    Months Through  Year Through    Years and
                                   Three Months     One Year       Five Years     Insensitive      Total
Interest Earning Assets:
   Interest Bearing
   Deposits in Other Banks          $  18,026                                                    $  18,026
   Investment Securities                7,310       $  16,663       $ 31,082      $  15,716         70,771
   Federal Funds Sold                   8,625                                                        8,625
   Loans                               97,817          57,175         76,668         24,201        255,861
                                    ---------       ---------       --------      ---------       --------
      Total Interest Earning
        Assets                        131,778          73,838        107,750         39,917        353,283
   Non-interest Earning Assets                                                       25,204         25,204
                                    ---------       ---------       --------      ---------       --------
TOTAL ASSETS                        $ 131,778       $  73,838       $107,750      $  65,121       $378,487
                                    =========       =========       ========      =========       ========

Interest Bearing Liabilities:
   Interest Bearing Deposits        $ 133,868       $ 114,232       $ 21,442                     $ 269,542
   Other Borrowed Money and
   Repurchase Agreements                  334           2,497          5,029      $   4,693         12,553
                                    ---------       ---------       --------      ---------       --------
      Total Interest Bearing
        Liabilities                   134,202         116,729         26,471          4,693        282,095
   Interest Free Deposits                                                            47,925         47,925
   Other Interest Free
     Liabilities and Equity                                                          48,467         48,467
                                    ---------       ---------       --------      ---------       --------
TOTAL LIABILITIES AND EQUITY        $ 134,202       $ 116,729       $ 26,471      $ 101,085       $378,487
                                    =========       =========       ========      =========       ========

Net Interest Rate
 Sensitivity Gap                    $  (2,424)      $ (42,891)      $ 81,279      $ (35,964)
Cumulative Gap                         (2,424)        (45,315)        35,964

Net Interest Rate
 Sensitivity Gap as a Percent
 of Interest Earning Assets              (1.8)          (58.1)          75.4         (55.2)

Cumulative Gap as a Percent of
Cumulative Interest Earning
 Assets                                  (1.8)          (22.0)         11.5

                              RESULTS OF OPERATIONS

INTEREST INCOME

     Total interest income increased $897,000 (3.8%) in the first nine months of 1998 as compared to the first nine months of 1997 and increased $103,000 (1.3%) in the third quarter of 1998 as compared to the third quarter of 1997. Interest on loans increased $852,000 (4.6%) in the first nine months of 1998 as compared to the first nine months of 1997 and increased $198,000 (3.1%) in the third quarter of 1998 as compared to the third quarter of 1997, as a result of an increase of $7,257,000 in the year-to-date average balance of loans outstanding from September 30, 1997 to September 30, 1998 as well as an increase in yield on the loan portfolio of approximately 0.2% for that period. Interest on investments decreased $190,000 (4.4%) in the first nine months of this year as compared to the first nine months of 1997 and decreased $199,000 (15.1%) in the third quarter of 1998 from the third quarter of 1997, primarily as a result of a nominal decrease in yield on the portfolio from 6.4% during the first nine months of 1997 to 6.3% during the first nine months of 1998, as well as a decrease in the average balance of the investment portfolio of $2,851,000 for that period.

     During the first nine months of 1998, interest on federal funds sold increased $25,000 (16.1%) from the first nine months of 1997 and increased $24,000 (60.0%) in the third quarter of 1998 as compared to the third quarter of 1997. Interest on Interest-bearing Deposits in Other Banks increased $210,000 (47.7%) during the first nine months of 1998 from the first nine months of 1997 and increased $80,000 (53.0%) in the third quarter of 1998 from the third quarter of 1997. These increases were the result of an increase of 0.2% in the weighted average yield on these short-term investments from September 30, 1997 to September 30, 1998 as well as an increase of $4,979,000 in the combined average balance carried in interest bearing deposits in other banks and federal funds sold for that period, which are the two means of investing any excess cash from day to day.

INTEREST EXPENSE

     During the first nine months of 1998, the total interest expense increased $192,000 (1.8%) from the first nine months of 1997 and decreased $95,000 (2.6%) in the third quarter of 1998 from the third quarter of 1997. Interest on deposits increased $187,000 (1.8%) in the first nine months of 1998 from the first nine months of 1997 and decreased $113,000 (3.1%) in the third quarter of this year from the third quarter of 1997. The increase for the first nine months is attributable to an increase in the year-to-date average balance of interest bearing deposits of $6,560,000 from September 30, 1997 to September 30, 1998 offset by a nominal decrease in the cost of these funds from 4.90% to 4.87% for that period. Interest on Other Borrowed Money increased $5,000 (0.9%) in the first nine months of 1998 from the first nine months of 1997 and increased $18,000 (9.7%) in the third quarter of 1998 as compared to the third quarter of 1997. This increase is the result of an increase of $436,000 from September 30, 1997 to September 30, 1998 in the year-to-date average balance outstanding of Other Borrowed Money offset by a lower average interest rate of 6.70% for the first nine months of 1998 as compared to 7.14% for the first nine months of 1997.

PROVISIONS FOR LOAN LOSSES

     Provisions for loan losses for the first nine months of 1998 decreased $77,000 (10.4%) from the first nine months of 1997 and decreased $50,000 (18.5%) in the third quarter of 1998 from the third quarter of 1997. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At September 30, 1998 the allowance for loan losses was 1.6% of outstanding loans less unearned interest.

     Nonperforming loans were $1,508,000 at September 30, 1998 and $1,217,000 at December 31, 1997. These loans included those on a nonaccrual status of $596,000 and $434,000, respectively, accruing loans contractually past due at least 90 days of $293,000 and $134,000, respectively, and restructured loans of $619,000 and $649,000, respectively. Net loans charged off totaled $445,000 during the first nine months of 1998 as compared to $854,000 during the first nine months of 1997.

NONINTEREST INCOME AND EXPENSE

     Noninterest income increased $207,000 (9.9%) in the first nine months of 1998 from the first nine months of 1997 and increased $41,000 (5.5%) in the third quarter of 1998 from the third quarter of 1997. These increases are reflected primarily in an increase in Other Service Charges of $239,000 and of $39,000 and in Service Charges on Deposit Accounts of $46,000 and of $40,000 during the first nine months of this year and during the third quarter, respectively, offset by a decrease of $78,000 and $38,000 in Fees for Trust Services for the first nine months of this year and for the third quarter, respectively. The year to date increases in Other Service Charges is the result of a $152,000 increase in income from long-term mortgage loans (which are acquired by other banks on a non-recourse basis concurrent with the closing of the loan), a $60,000 increase in commissions on life insurance and mutual funds, and a $24,000 increase in ATM fees. The increase in Service Charges on Deposit Accounts is primarily the result of increases in deposit account fees implemented in the late second quarter and early third quarter of 1998 and of increases in the volume of accounts subject to service charge. The nine month and quarterly decreases in Trust Fees are the result of having outsourced trust administration activities and sharing fees with the third party.

     Noninterest expense increased $584,000 (7.2%) in the first nine months of 1998 compared to the first nine months of 1997 and increased $145,000 (5.2%) in the third quarter of 1998 as compared to the third quarter of 1997. These increases are the result of increases in salary and personnel expense of $190,000 and $40,000, respectively, increases in occupancy and equipment expense of $160,000 and $39,000, respectively, and increases in Other Expense of $234,000 and $66,000, respectively, during the first nine months of 1998 as compared to the first nine months of 1997 and during the third quarter of 1998 as compared to the third quarter of 1997. The increase in salary and personnel expense is primarily the result of nine month increases in salaries of $161,000 and in medical insurance premiums of $24,000. The increase in occupancy and equipment expense is the result of increases in maintenance and repairs and in depreciation expense related to equipment installation and upgrades in the latter part of 1997. The increase in Other Expense is the result of nine month increases in several items, including a $70,000 increase in advertising and public relations, a $34,000 increase in charge card processing fees, a $34,000 expense accrual in 1998 for a Year 2000 contingency, a $34,000 increase in data processing and electronic banking expense, a $28,000 increase in director fees and a $25,000 increase in check fraud losses.

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

     The Company has completed an evaluation of its computer information systems and has identified those systems which will require program modifications or new software installations in order to function properly for the year 2000. The Company has developed a plan which provides for, among other things, the replacement or modification of existing information systems as necessary. Because the primary hardware and software systems are presently certified as Year 2000 compliant, the Company does not expect to incur any significant costs relating to software modifications or new installations for the other systems by December 1998. Most systems are made compliant through periodic software upgrades provided by the various vendors as a part of the license agreements.

     The Company has completed a survey of its suppliers and large loan customers to determine their Year 2000 readiness. If any supplier cannot provide a Year 2000 compliant application or product by December 31, 1998, the Company will begin research for a replacement supplier; if the original supplier cannot provide a Year 2000 compliant application or product by March 31, 1999, then a replacement supplier will be selected and the product replaced and installed. In surveying its large loan customers, the Company has not received an adequate response. There will be more aggressive efforts in the fourth quarter of 1998 to determine loan customer readiness. The Company will also evaluate the adequacy of its loan loss reserve and allocate as deemed necessary a portion of the reserve for potential loan loss relating to Year 2000.

     The Company has also developed a testing strategy in which all its critical systems, including heating and air, security and phone systems as well as information systems, will be tested by a target date of December 31, 1998. Teams have been assigned specific areas of responsibility in the testing plan, and the progress of this testing is reported to the Boards of Directors of the subsidiary banks and of the Company on a regular basis. The Company's primary systems will be tested by proxy with its software provider, who will test in environments with like software and hardware systems as the Company. This testing has been approved by the banking regulators as a valid means of testing, and results will be documented and provided to the Company.

     While the Company has not incurred any material costs related to Year 2000 remediation and does not expect to incur any such material cost, it has established a contingency reserve totaling $34,000 at September 30, 1998 and is accruing approximately $4,000 per month for this contingency. The Company does not expect any Year 2000 expenditures to have a significant impact on its results of operations, liquidity, or capital resources.

     The Company has adopted a Year 2000 contingency addendum to its existing Disaster Recovery Plan. Should the primary processing system fail as a result of any natural or other disaster or as a result of Year 2000 problems, the Company has contracted with its software provider to process for the Company on systems that are Year 2000 compliant in another location. The Year 2000 addendum also addresses a plan of action in the event of failure of systems such telephones, water and heating and air.

     The Company has also been subject to regulatory review of its overall Year 2000 plan and will continue to be monitored by its regulators for its progress.


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


                                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

DATE:     November 10, 1998        BY: /s/James Eli Hodges
     ------------------------         -------------------------------------
                                          JAMES ELI HODGES
                                          PRESIDENT

DATE:     November 10, 1998        BY: /s/Dwayne E. Rocker
     ------------------------         -------------------------------------
                                          DWAYNE E. ROCKER
                                          SECRETARY-TREASURER
                                          (PRINCIPAL FINANCIAL OFFICER)