Form 10-K
period 1998-12-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1999-03-30
CIK 357208

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (MARK ONE)
 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
         For the Fiscal year ended      December 31, 1998
                                   ---------------------------------------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from        to
                                       --------  -------------------------------

                         Commission file number 0-10853
                                                -------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          GEORGIA                                          58-1458268
--------------------------------                      -------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     40 NORTH MAIN STREET, STATESBORO, GEORGIA                       30459
--------------------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    912-764-6611
                                                  ------------------------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $1.00 PAR VALUE
                          -----------------------------
                                (Title of Class)

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

                           YES X                                 NO
                              ---                                  ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$87,468,813 (as of February 28, 1999).
--------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $1.00 Par Value, 4,715,419 shares outstanding at February 28, 1999
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts II and IV.

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 22, 1999, are incorporated by reference into Part III.

Exhibit Index on Page 5                                      Page 1 of 110 Pages

Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's net interest income and the fair value of its financial instruments (interest earning assets and interest bearing liabilities) are influenced by changes in market interest rates. The Company utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income for each subsidiary bank. The estimated impact on the Company's net interest income sensitivity over a one-year time horizon is indicated in the table below, which assumes an immediate and sustained parallel shift in interest rates of 150 basis points and no changes in the composition of the Company's balance sheet.

Net Interest Income Sensitivity
(In thousands)
                                                                         Percent Increase (Decrease) in
                                             Principal/Notional          Interest Income/Expense Given
                                             Amounts of Earning          Immediate and Sustained
                                             Assets/Interest             Parallel Interest Rate Shifts
                                             Bearing Liabilities         -----------------------------
                                                   at                    Down 150          Up 150
                                             December 31, 1998           Basis Points      Basis Points
                                             -----------------           ------------      ------------
Assets repricing or
 maturing:
     In one year or less                     $215,846
     Over one year and
       insensitive                            175,150
                                             --------
          Total                              $390,996                    -2.99%            2.97%
                                             ========

Liabilities repricing or
 maturing:
     In one year or less                     $257,522
     Over one year and
       insensitive                             88,663
                                             --------
          Total                              $346,185                    -5.90%            5.91%
                                             ========
Net Interest Sensitivity                                                 -0.94%            0.90%

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FIRST BANKING COMPANY OF
                                                          SOUTHEAST GEORGIA
                                                             (Registrant)

         Date: March 29, 1998                 By: /s/James Eli Hodges
              -------------------                 ---------------------------
                                                  JAMES ELI HODGES, PRESIDENT



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 1999                       By: /s/James Eli Hodges
     ----------------------                   ---------------------------------
                                               JAMES ELI HODGES
                                               PRESIDENT & DIRECTOR
                                               (PRINCIPAL EXECUTIVE OFFICER)


Date: March 29, 1999                       By: /s/Julian C. Lane, Jr.
     ----------------------                   ---------------------------------
                                               JULIAN C. LANE, JR
                                               VICE PRESIDENT AND DIRECTOR

Date: March 29, 1999                       By: /s/Douglas E. Wren
     ----------------------                   --------------------------------
                                               DOUGLAS E. WREN
                                               VICE PRESIDENT AND DIRECTOR


Date: March 29, 1999                       By: /s/Dwayne E. Rocker
     ----------------------                   --------------------------------
                                               DWAYNE E. ROCKER
                                               SECRETARY & TREASURER
                                               (PRINCIPAL FINANCIAL &
                                               ACCOUNTING OFFICER)

Date: March 29, 1999                       By: /s/ E. Raybon Anderson
     ----------------------                   --------------------------------
                                               E. RAYBON ANDERSON, DIRECTOR


Date: March 29, 1999                       By: /s/A. M. Braswell, Jr.
     ----------------------                   --------------------------------
                                              A. M. BRASWELL, JR., DIRECTOR

Date: March 29, 1999                       By: /s/W. A. Crider, Jr.
     ----------------------                   --------------------------------
                                              W. A. CRIDER, JR., DIRECTOR

Date: March 29, 1999                       By: /s/ C. Arthur Howard
     ----------------------                   --------------------------------
                                              C. ARTHUR HOWARD, DIRECTOR

Date: March 29, 1999                        By: /s/Joe P. Johnston
     ----------------------                    --------------------------------
                                               JOE P. JOHNSTON, DIRECTOR

Date: March 29, 1999                        By: /s/Harry S. Mathews
     ----------------------                    ---------------------------------
                                               HARRY S. MATHEWS, DIRECTOR

Date: March 29, 1999                        By: /s/ Dan J. Parrish, Jr.
     ----------------------                    ---------------------------------
                                               DAN J. PARRISH, JR., DIRECTOR

Date: March 29, 1999                        By: /s/ Charles M. Robbins, Jr.
     ----------------------                    ----------------------------------
                                               CHARLES M. ROBBINS, JR., DIRECTOR

Date: March 29, 1999                        By: /s/Larry D. Weddle
     ----------------------                    --------------------------------
                                               LARRY D. WEDDLE, DIRECTOR

Date: March 29, 1999                        By: /s/Alvin Williams
     ----------------------                    ---------------------------------
                                               ALVIN WILLIAMS, DIRECTOR

Date: March 29, 1999                        By: /s/Douglas E. Wren
     ----------------------                    ----------------------------------
                                               DOUGLAS E. WREN, DIRECTOR

                                  EXHIBIT INDEX


Exhibit No.                             Document                                    Page
-----------                             --------                                    ----
 3.1  -                    Amended and Restated Articles of Incorporation
                           of the Registrant.                                        6

 3.2  -                    By-Laws of the Registrant, as amended
                           February 28, 1990.                                       16

10.1* -                    Profit Sharing Plan, as restated December 29,
                           1994. (1)                                                N/A

10.2* -                    Trust Agreement related to the Registrant's Profit
                           Sharing Plan, as amended and restated December 30,
                           1988, effective January 1, 1989. (1)                     N/A

10.3* -                    Target Benefit Retirement Plan, as restated
                           December 29, 1994.(1)                                    N/A

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

10.7* -                    Employment Agreement dated October 20, 1998 between
                           Douglas E. Wren and the Registrant. (1)                  N/A

10.8*    -                 1997 Stock Option Plan (incorporated by reference to
                           Appendix A to the Registrant's Proxy Statement filed
                           under cover of Schedule 14-A for the 1997 Annual
                           Meeting of Shareholders.)                                N/A

13       -                 The Registrant's Annual Report to Shareholders for
                           the year ended December 31, 1998 (except for
                           those portions specifically incorporated by
                           reference, the 1998 Annual Report to Shareholders
                           is not deemed to be filed as part of this report).       N/A

21       -                 Subsidiaries of the Registrant (incorporated herein
                           by reference to exhibit of the same number in the
                           Registrant's Form 10-K for the year ended
                           December 31, 1996.)                                      N/A

23.1     -                 Consent of Deloitte & Touche LLP.                                                 N/A

27       -                 Financial Data Schedule (for SEC use only)                                        N/A


         (1) Incorporated herein by reference to exhibit of the same number in the Registrant's Form S-4 filed February 9, 1999.

         *        Denotes Registrant's plans, management contracts and compensatory arrangements.