Form 10-Q
period 1999-03-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1999-05-12
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                               -------------------

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 ----------------------------------------------



    For quarter ended March 31, 1999         Commission file number 0-10853
                      --------------                                -------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
             (Exact name of registrant as specified in its charter)

                              -------------------

           Georgia                                        58-1458268
----------------------------------                  ---------------------
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

         Yes     X                                    No _______
               ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Common Stock, $1.00 Par Value, 4,715,419 shares as of March 31, 1999
      --------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                        March 31,               December 31,
                                                                          1999                      1998
                                                                        -------------------------------------
                                                                              (thousands of dollars)
ASSETS
   Cash and Due From Banks                                              $ 14,287                  $ 20,004
   Interest Bearing Deposits in Other Banks                               24,843                    24,773
   Federal Funds Sold                                                     10,053                     2,975
   Investment Securities:

      Available for Sale                                                  56,119                    61,219
      Held to Maturity (Estimated Fair Value of
      $13,658 in 1999 and $14,363 in 1998)                                13,026                    13,623
   Stock in the Federal Home Loan Bank of Atlanta                          1,434                     1,390
   Loans                                                                 257,244                   256,582
      Less: Unearned Interest                                                (15)                      (17)
               Allowance for Loan Losses                                  (4,167)                   (4,022)
                                                                        --------                  --------
      Loans, Net                                                         253,062                   252,543
                                                                        --------                  --------
   Interest Receivable                                                     4,265                     4,616
   Premises and Equipment, Net                                             7,923                     7,385
   Other Real Estate                                                         561                       414
   Other Assets                                                            2,183                     2,054
                                                                        --------                  --------
            TOTAL ASSETS                                                $387,756                  $390,996
                                                                        ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:
   Deposits:

      Demand                                                            $ 49,484                  $ 50,754
      Interest Bearing:
         NOW Accounts                                                     57,127                    57,141
         Money Market Deposit Accounts                                    27,061                    27,897
         Savings                                                          16,630                    15,239
         Time ($100,000 and above)                                        78,030                    85,054
         Other Time                                                       93,108                    92,757
                                                                        --------                  --------
         Total Deposits                                                  321,440                   328,842

   Repurchase Agreements                                                   1,400                     1,400
   Other Borrowed Money                                                   15,397                    11,762
   Interest Payable                                                        3,182                     3,344
   Other Liabilities                                                       1,291                       837
                                                                        --------                  --------
   Total Liabilities                                                     342,710                   346,185
                                                                        ========                  ========
   Shareholders' Equity (Note 3):
         Common Stock, 4,715,419 Shares Issued
            And Outstanding in 1999 and 1998                               4,715                     4,715
         Additional Paid-In Capital                                        6,757                     6,757
         Retained Earnings                                                33,255                    32,845
         Accumulated Other Comprehensive Income                              319                       494
                                                                        --------                  --------
               Shareholders' Equity                                       45,046                    44,811
                                                                        --------                  --------
            TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY                                                   $387,756                  $390,996
                                                                        ========                  ========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME

                                                                          For the Three Months Ended
                                                                                     March 31,
                                                                            1999                    1998
                                                                         ----------------------------------
                                                                               (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                                                $ 6,271                   $ 6,314
   Interest Bearing Deposits                                                 331                       224
   Investments:
      U.S. Treasury                                                           70                       217
      U.S. Government Agencies                                               676                     1,026
      States and Political Subdivisions                                      259                       288
      Dividend Income                                                         68                        61
   Federal Funds Sold                                                         72                        63
                                                                         -------                   -------
         Total Interest Income                                             7,747                     8,193
                                                                         -------                   -------
INTEREST EXPENSE
   NOW Accounts                                                              448                       632
   Money Market Deposits Accounts                                            211                       231
   Savings                                                                   106                       114
   Time Deposits ($100,000 and above)                                      1,153                     1,279
   Other Time Deposits                                                     1,270                     1,413
   Other                                                                     250                       175
                                                                         -------                   -------
         Total Interest Expense                                            3,438                     3,844
                                                                         -------                   -------
   NET INTEREST INCOME                                                     4,309                     4,349
   Provision for Loan Losses                                                 172                       221
                                                                         -------                   -------
   NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                                4,137                     4,128
                                                                         -------                   -------

NON-INTEREST INCOME
   Service Charges on Deposits                                               514                       495
   Fees for Trust Services                                                    19                        18
   Other                                                                     230                       188
                                                                         -------                   -------
         Total Non-interest Income                                           763                       701
                                                                         -------                   -------
NON-INTEREST EXPENSE
   Salaries                                                                1,169                     1,116
   Other Personnel Expense                                                   384                       387
   Occupancy Expense, Net                                                    212                       220
   Equipment Expense                                                         330                       356
   Other                                                                   1,110                       771
                                                                         -------                   -------
         Total Non-interest Expense                                        3,205                     2,850
                                                                         -------                   -------
Income Before Income Taxes                                                 1,695                     1,979
Provision for Income Taxes                                                   579                       552
                                                                         -------                   -------
NET INCOME                                                                 1,116                     1,427
                                                                         -------                   -------
Other Comprehensive Income:
          Unrealized holding gains (losses) on
             securities Available for Sale arising during
             the period, net of a tax credit of $90,000 in 1999
             and taxes of  $49,000 in 1998                                  (175)                       95
                                                                         -------                   -------
COMPREHENSIVE INCOME                                                     $   941                   $ 1,522
                                                                         =======                   =======
NET INCOME PER COMMON AND POTENTIAL
COMMON SHARE:
           Basic                                                         $  0.24                   $  0.30
                                                                         =======                   =======
           Diluted                                                       $  0.24                   $  0.30
                                                                         =======                   =======

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               For the Three Months ended March 31, 1999 and 1998


                                                                                      March 31,
                                                                           1999                     1998
                                                                          -------------------------------
                                                                              (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $  1,116       $  1,427
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Provision for Depreciation                                                  266            285
      Provision for Loan Losses                                                   172            221
      Gain on Call of Securities                                                                  (1)
      (Gain)Loss on Sale of Premises and Equipment                                 (1)             2
      Net Accretion of Premiums and Discounts on Securities                      (161)          (105)
      Changes in Assets and Liabilities:
         Decrease in Interest Receivable                                          351            378
         Increase in Other Assets                                                 (60)           (91)
         Decrease in Interest Payable                                            (162)          (306)
         Increase in Other Liabilities                                            454            384
                                                                             --------       --------
         Net Cash Provided by Operating Activities                              1,975          2,194
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net (Increase) Decrease  in Interest Bearing Deposits in Other Banks           (70)           549
   Increase in Federal Funds Sold                                              (7,078)        (1,700)
   Available-for-Sale Securities:
         Proceeds from Maturity                                                33,032         29,489
         Purchases                                                            (28,037)       (25,637)
   Held-to-Maturity Securities:
         Proceeds from Maturity                                                   598          4,885
   Net Purchases of Federal Home Loan Bank Stock                                  (44)
   Net (Increase) Decrease in Loans                                              (814)         4,266
   Purchases of Premises and Equipment                                           (808)          (119)
   Improvements to Other Real Estate                                              (25)
   Proceeds from Sale of Other Assets                                              21
   Proceeds from Sale of Equipment                                                  5
   Proceeds from Sale of Other Real Estate                                          1             69
                                                                             --------       --------
   Net Cash Used in Investing Activities                                       (3,219)       (11,802)
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES

   Net Decrease in Deposits                                                    (7,402)       (20,944)
   Increase in Other Borrowed Money                                             5,070          3,100
   Repayment of Note Payable                                                   (1,435)        (4,065)
   Dividends Paid                                                                (706)          (602)
                                                                             --------       --------
   Net Cash Provided by Financing Activities                                   (4,473)       (22,511)

Decrease in Cash and Due from Banks                                            (5,717)        (8,515)
Cash and Due from Banks at Beginning of Year                                   20,004         24,631
                                                                             --------       --------
Cash and Due from Banks at End of Period                                     $ 14,287       $ 16,116
                                                                             ========       ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid (received) during the year for:

         Interest                                                               4,042          4,150
         Income Taxes                                                              36
Supplemental Disclosure of Non-Cash Investing Activities:

   Other Real Estate Acquired through Loan Foreclosure                            132            145
   Loans granted to facilitate the Sale of Other Real Estate                        9
   Change in Net Unrealized Gain (Loss) on

         Investment Securities Available for Sale                                (175)            95
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

     The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.  ACCOUNTING POLICIES

    Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company has followed those policies in preparing this report.

3.  COMMON STOCK

    The par value of the Company's common stock is $1, and 10,000,000 shares are authorized. The Banks may pay dividends to the Company in any year up to 50% of the previous year's net income or $2,854,000 in 1999 without the approval of the Georgia Department of Banking and Finance.

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

    The number of shares used in computing basic and diluted per share amounts is as follows:

                                                     Three Months Ended
                                                          March 31,
                                                    1999           1998
                                                  -------------------------
Weighted average shares outstanding -
        Basic Earnings Per Share                  4,715,419      4,703,085

Effect of dilutive outstanding stock options          4,892         12,211
                                                  -------------------------

Weighted average shares outstanding -
        Diluted Earnings Per Share                4,720,311      4,715,296
                                                  =========================

5.  IMPACT OF NEW ACCOUNTING STANDARDS

    None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED MARCH 31, 1999

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

                               FINANCIAL CONDITION

         The Company functions as the sole owner of three commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. However, loans outstanding have increased $814,000 or 0.3% since year-end. Investment securities have decreased $5,697,000 (7.6%), while interest bearing deposits in other banks and federal funds sold have increased $70,000 (0.3%) and $7,078,000 (237.9%), respectively, since year-end.

         Total assets have decreased $3,240,000 (0.8%) since year-end, while total funds (deposits plus Other Borrowed Money) have decreased $3,767,000 (1.1%). Total deposits have decreased $7,402,000 (2.3%) since year-end, and Other Borrowed Money has increased $3,635,000 (30.9%). Demand deposits have decreased $1,270,000 (2.5%), and savings deposits (including NOW accounts and the liquid money market accounts) have increased $531,000 (0.5%). Time deposits over $100,000 have decreased approximately $7,024,000 (8.3%), while other time deposits have decreased approximately $351,000 (0.4%).

         The decrease in total deposits is primarily the result of a movement of large public fund time deposits out of the banks. In public fund activity, approximately $4,489,000 has been redeemed out of time deposits over $100,000 and moved out of the banks, while NOW accounts reflect a net increase of $554,000 in public funds since year-end. Because public funds are required by state banking law to be secured by the pledging of investment securities to the various public entities, these securities are generally purchased to match the maturities or known movements of public funds. Therefore, the investment portfolio has been a primary source of liquidity for the withdrawal requirements.

         The $1,270,000 decrease in demand deposits is primarily the result of fluctuations in commercial account balances since year-end, while an additional $2,500,000 decrease in time deposits over $100,000 is the result of commercial and personal account balances moving out of the banks.

CAPITAL RESOURCES

         The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March 31, 1999, the Banks were required to have minimum Tier 1 and Total Risk-Based Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:

                                        Bulloch Bank    Metter Bank      Effingham Bank
                                        ------------    -----------      --------------
Tier 1 Risk-based Capital ratio            20.1%            15.9%            11.0%

Total Risk-based Capital ratio             21.4             17.2             12.2

Leverage ratio                             12.8             10.7              7.6

         These ratios qualify each Bank for the "well-capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 11.6% at March 31, 1999 and 11.5% at December 31, 1998.

LIQUIDITY

         The percentage of loans net of unearned interest to total funds was 76.0% at March 31, 1999 and 75.0% at December 31, 1998. At March 31, 1999 the
Banks had $49,183,000 in cash and due from banks, interest bearing deposits in other banks and federal funds sold as compared with $47,752,000 at December 31, 1998. The Banks' liquidity policies typically require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At March 31 1999, while Bulloch Bank and Metter Bank exceeded this ratio, the Effingham Bank reflected a liquidity ratio of 17%. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

MARKET RISK

         The Company's principal business is the making of loans, funded by customer deposits and, occasionally, other borrowed funds. Consequently, a significant portion of the Company's assets and liabilities are monetary in nature and fluctuations in interest rates will affect the Company's future net interest income and cash flows. This interest rate risk is the Company's primary market risk exposure. The Company does not enter into derivative financial instruments such as futures, forwards, swaps, and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. The Company's exposure to market risk is reviewed on a regular basis by its management.

         The Company measures interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

         The Company has not identified any material change in its market risk exposure from December 31, 1998 to March 31, 1999. Its balance sheet structure has not altered materially nor has the interest rate environment in which it operates changed materially since December 31, 1998.

         Presented below is an interest rate sensitivity analysis of the Company at March 31, 1999. The analysis indicates that the Company is liability-sensitive through one year, meaning that a greater amount of liabilities are maturing or repricing than assets, which is beneficial in a falling rate environment. Beyond one year, the Company is asset-sensitive, which is beneficial in a rising rate environment.

Interest Rate Sensitivity Analysis - March 31, 1999


                                                                         Term to Repricing or Maturity

                                                            Over Three              Over One             Over Five
                                           Less Than      Months Through           Year Through          Years and
                                         Three Months       One Year                Five Years           Insensitive           Total
Interest Earning Assets:
   Interest Bearing
    Deposits in Other Banks               $  24,843                                                                        $  24,843
   Investment Securities                     14,402             $   8,612            $  29,820            $  16,311           69,145
   Stock in the FHLB Atlanta                                                                                  1,434            1,434
   Federal Funds Sold                        10,053                                                                           10,053
   Loans                                    100,169                55,898               74,256               26,906          257,229
                                          ---------             ---------            ---------            ---------         --------
      Total Interest Earning
        Assets                              149,467                64,510              104,076               44,651          362,704
   Non-interest Earning Assets                                                                               25,052           25,052
                                          ---------             ---------            ---------            ---------         --------
TOTAL ASSETS                              $ 149,467             $  64,510            $ 104,076            $  69,703         $387,756
                                          =========             =========            =========            =========         ========

Interest Bearing Liabilities:
   Interest Bearing Deposits              $ 148,746             $ 101,254             $ 21,956                             $ 271,956
   Other Borrowed Money                       1,400                   230                1,074               14,093           16,797
                                          ---------             ---------            ---------            ---------         --------
      Total Interest Bearing
        Liabilities                         150,146               101,484               23,030               14,093          288,753
   Interest Free Deposits                                                                                    49,484           49,484
   Other Interest Free
     Liabilities and Equity                                                                                  49,519           49,519
                                          ---------             ---------            ---------            ---------         --------
TOTAL LIABILITIES AND EQUITY              $ 150,146             $ 101,484             $ 23,030            $ 113,096         $387,756
                                          =========             =========            =========            =========         ========
Net Interest Rate
 Sensitivity Gap                          $    (679)            $ (36,974)            $ 81,046            $  43,393
Cumulative Gap                                 (679)              (37,653)              43,393

Net Interest Rate
 Sensitivity Gap as a Percent
 of Interest Earning Assets                   (0.45)               (57.32)               77.87               (62.25)

Cumulative Gap as a Percent of
Cumulative Interest Earning
 Assets                                       (0.45)               (17.60)               13.64

                              RESULTS OF OPERATIONS

INTEREST INCOME

         Total interest income decreased $446,000 (5.4%) in the first three months of 1999 as compared to the first three months of 1998. Interest on loans decreased $43,000 (0.7%) in the first three months of 1999 as compared to the first three months of 1998, as a result of a decrease in yield on the loan portfolio from March 31, 1998 to March 31, 1999 from 10.42% to 10.10% offset by an increase of $9,438,000 in the year-to-date average balance of loans outstanding for these periods. Interest on investments decreased $519,000 (32.6%) in the first three months of this year as compared to the first three months of 1998 as a result of a decrease in the average balance of the investment portfolio of $33,461,000 as well as a decrease in yield on the portfolio from 6.40% to 5.93%.

         During the first three months of 1999, interest on federal funds sold increased $9,000 (14.3%) from the first three months of 1998. Interest on Interest-bearing Deposits in Other Banks increased $107,000 (47.7%) during the first three months of 1999 from the first three months of 1998. These short-term investments are the two means of investing any excess cash from day to day. The total net increase in the combined income of Federal Funds Sold and Interest-bearing deposits in other banks is the result of an increase of $13,511,000 in the combined year-to-date average balance offset by a decrease in the weighted average yield from 5.60% to 4.76%.

INTEREST EXPENSE

         During the first three months of 1999, the total interest expense decreased $406,000 (10.6%) from the first three months of 1998. Interest on deposits decreased $481,000 (13.1%) in the first three months of 1999 from the first three months of 1998. This decrease is attributable to a $26,194,000 decrease in the average balance of interest bearing deposits as well as a decrease in the cost of funds from 4.90% in the first quarter of 1998 to 4.66% in the first quarter of 1999. Interest on Other Borrowed Money increased $75,000 (42.9%) in the first three months of 1999 from the first three months of 1998 as a result of an increase of $5,509,000 in the average balance outstanding of Other Borrowed Money offset by a decrease in the average interest rate of 0.52% from 7.02% in 1998 to 6.50% in 1999.

PROVISIONS FOR LOAN LOSSES

         Provisions for loan losses for the first three months of 1999 decreased $49,000 (22.2%) from the first three months of 1998. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At March 31, 1999 the allowance for loan losses was 1.62% of outstanding loans less unearned interest.

         Nonperforming loans were $989,000 at March 31,1999 and $1,071,000 at December 31, 1998. These loans included those on a nonaccrual status of $238,000 and $225,000, respectively, accruing loans contractually past due at least 90 days of $229,000 and $316,000, respectively, and restructured loans of $522,000 and $530,000, respectively. Net loans charged off totaled $27,000 during the first three months of 1999 as compared to $49,000 during the first three months of 1998.

NONINTEREST INCOME AND EXPENSE

         Noninterest income increased $62,000 (8.8%) in the first three months of 1999 from the first three months of 1998. This increase is reflected primarily in an increase in other noninterest income of $42,000 during the first three months of this year as well as a $19,000 increase in service charges on deposit accounts. The increase in other noninterest income is the result of an increase of $51,000 in ATM fees, a $7,000 increase in safe deposit box rent and a $4,000 increase in commissions on credit life and A&H insurance premiums. The $19,000 increase in deposit accounts is the result of a $13,000 increase in NSF charges, which in turn are the result of an increase in the volume of NSF items charged, and a $6,000 increase in account service charges. The increase in ATM fees is the result of implementing a non-customer transaction fee for ATM useage for the Bulloch Bank and Effingham Bank ATMs in late 1998.

         Noninterest expense increased $355,000 (12.5%) in the first three months of 1999 compared to the first three months of 1998. This increase is the result of an increase in salary and personnel expense of $50,000 and an increase in Other Expense of $339,000 during the first three months of 1999 as compared to the first three months of 1998 offset by a decrease in occupancy and equipment expense of $34,000. The increase in salary and personnel expense is primarily the result of salary increases from the prior year as well as the addition in late 1998 of a new senior company executive. The increase in Other Expense is the result of several increases in this category. The increase is primarily attributable to the $271,000 merger and acquisition cost incurred during the first quarter relating to the merger with Wayne Bancorp, Inc. in Jesup, Georgia. This acquisition became effective on April 2, 1999. Other larger increases in this expense include an increase of $29,000 in offices supplies, a $45,000 increase in data processing expense and a $12,000 increase in advertising and public relations all offset by a $16,000 decrease in correspondent bank services charges. The decrease in occupancy and equipment expense is the result of a $19,000 decrease in depreciation expense as well as decreases in repairs and utilities expense.

SUBSEQUENT EVENT

         On April 2, 1999 the Company completed its merger with Wayne Bancorp, Inc. into the Company. As a result of the merger, each outstanding share of common stock of Wayne Bancorp, Inc. will be exchanged for 1.57024 shares of the Company's common stock, with cash paid in lieu of fractional shares. Based on this exchange ratio, the Company will issue 877,211.44 shares in the transaction; the number of fractional shares to be paid cash, however, has not yet been determined by the Exchange Agent.

         The transaction will be recorded as a pooling of interests. The effects of the transaction are presented on a pro forma basis for the three months ended March 31, 1999 and 1998 (dollars in thousands):

                                                      March 31, 1999                                    March 31, 1998
                                   ---------------------------------------------       ---------------------------------------------
                                      Company             Wayne         Total            Company             Wayne          Total
                                   ------------           -----         -----            -------             -----          -----
                                   (As reported)                     (Pro forma)       (As reported)                     (Pro forma)
Total Income                       $8,510                $1,194       $9,704              $ 8,894           $ 1,128       $10,022
Net Interest Income                 4,309                   682        4,991                4,349               614         4,963
Net Income                          1,116                   266        1,382                1,427               261         1,688
Basic Earnings per
            Common Share           $ 0.24                              $0.25                $0.30                         $  0.30

Diluted earnings per common
            and potential common
            share                    0.24                               0.25                 0.30                            0.30

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

         The Company has completed an evaluation of the Company's computer information systems and has identified those systems which will require program modifications or new software installations in order to function properly for the year 2000. The Company has developed a plan that provides for, among other things, the replacement or modification of existing information systems as necessary. Because the primary hardware and software systems are presently certified by their vendors as Year 2000 compliant, the Company has not incurred any significant costs to date relating to software modifications or new installations for the other systems. Most systems are made compliant through periodic software upgrades provided by the various vendors as part of the license agreements. The Company expects that the costs of becoming Year 2000 compliant will not be material to its financial position or any year's operating results. The Company has budgeted $50,000 for the year 1999 to cover costs of becoming Year 2000 compliant; however, the Company cannot assure that the costs it actually incurs will not have a material effect on its financial condition or operating results .

         The Company has developed a testing strategy in which all mission critical systems, such as heating and air, security and phone systems, as well as information systems, will be tested and documented by March 31, 1999. The Company has assigned responsibility for specific areas in the testing plan to different teams of employees, and these teams report on the progress of this testing to the Boards of Directors of the subsidiary banks and of the Company on a regular basis. The Company's primary systems have been tested by proxy with the software provider, who has tested in environments with like software and hardware systems as the Company. Banking regulators have approved this type of testing as a valid means of testing. The Company has received the results of this testing and the results are available for review. The Company has also completed compliance testing of all personal computers and terminals in each bank location to provide assurance that customer service and other business operations would continue during the Year 2000 transition. These testing processes did not reveal any problems relating to Year 2000. The Company has not incurred any material costs related to Year 2000 remediation and does not expect to incur any such material cost. The Company estimates that its total cost of completing any required modifications, upgrades or replacements of these internal systems will not exceed $50,000 in the year 1999, and this amount has been budgeted for such costs.

         The Company has completed a survey of its vendors, suppliers and other third parties to determine their Year 2000 readiness. If any vendor, supplier or other third party had not provided a Year 2000 compliant application or product or a statement of compliance schedule by December 31, 1998, the Company planned to search for a replacement. Through this survey, however, the Company has not identified any vendors, suppliers or other third parties that it relies on which are not Year 2000 compliant. If the Company determines any vendor, supplier or other third party to be noncompliant during the testing phase, which concluded March 31, 1999, then the Company plans to select a replacement product or application and install it prior to June 30, 1999. However, as of March 31, 1999, no vendor, supplier or other third party was found to be noncompliant or in need of replacement. While the Company expects that it will be able to resolve any significant Year 2000 problems with its own systems, the Company cannot guarantee that its vendors, suppliers or others will resolve any Year 2000 problems with their systems before the occurrence of a material disruption to their business. If the Company's vendors, suppliers or others fail to resolve any Year 2000 problems with their systems in a timely manner, there could be a material adverse effect on the Company's business, financial condition or operating results.

         The Company's loan officers have completed assessments of their individual credit lines of large loan customers. Most credit lines were deemed to pose a low risk of loss to the Company as a result of Year 2000 noncompliance. Twenty- two credit lines were identified as medium to high risk lines. The Company has developed a questionnaire for use by the loan officers to follow up on Year 2000 preparedness for these riskier credit lines. If the Company's large borrowers do not sufficiently address Year 2000 problems, the Company may experience an increase in loan defaults. The Company has evaluated the adequacy of its loan loss reserve and believes that the reserve is presently sufficient to cover current estimates of losses.

         The Company expects to identify and resolve all Year 2000 problems that could materially adversely effect its business, financial condition or operating results. However, the Company believes that it is not possible to determine with complete certainty that all year 2000 problems affecting it have been identified and corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Year 2000 problem will occur with its suppliers, customers or other third parties or the severity, duration or financial consequences of such failures. As a result, the Company expects that it could possibly suffer the following consequences:

         - A number of operational inconveniences and inefficiencies for the Company, its service providers or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities.

         - System malfunctions that may require significant efforts by the Company, its service providers or its customers to prevent or alleviate material business disruptions.

         The Company has adopted a Year 2000 Business Continuity and Contingency Plan (the "Year 2000 Contingency Plan"). Should the primary processing system fail as a result of any natural or other disaster or as a result of Year 2000 problems, the Company has contracted with its software provider to process for the Company on systems that are Year 2000 compliant in another location. Back-up documentation of account and department information will be stored at two off-site locations. The Year 2000 Contingency Plan also addresses a plan of action in the event of failure of systems such as telephones, water and heating and air. The Company has identified local vendors that can provide services and equipment in case of Year 2000 failure and has included contact information for these vendors in the Year 2000 Contingency Plan. The Company plans to make arrangements by June 30, 1999 to reserve these products and services in order to ensure availability at year-end. The Company has also adopted a Year 2000 Asset/Liability Management and Liquidity Plan. The purpose of this plan is to document the Company's strategy for managing large dollar volume withdrawals that have been predicted for the banking system at the end of 1999. This plan sets forth a strategy for structuring the balance sheets of the Banks and specifies the outside sources to be used as back-up sources of funding in order to meet large dollar volume withdrawals without disrupting normal business operations of the Company.

         The Company has also been subject to regulatory review of its overall Year 2000 plan and will continue to be monitored closely by its regulators for its progress.

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit 27 - Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K:

      On January 4, 1999 the Company filed with the Securities and Exchange Commission a current report on Form 8-K (Commission File No. 0-10853) reporting that on November 30, 1998 the Company entered into an Agreement and Plan of Merger with Wayne Bancorp, Inc., pursuant to which Wayne Bancorp, Inc. will be merged with and into the Company, with the Company surviving the merger. This Agreement and Plan of Merger was filed as an exhibit to the Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

DATE:     May 12, 1999     BY:             /s/James Eli Hodges
          --------------            ------------------------------------------
                                              JAMES ELI HODGES
                                                 PRESIDENT

DATE:     May 12, 1999     BY:             /s/Dwayne E. Rocker
          --------------            ------------------------------------------
                                              DWAYNE E. ROCKER
                                             SECRETARY-TREASURER
                                        (PRINCIPAL FINANCIAL OFFICER)