Form 10-Q
period 1999-06-30
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1999-08-12
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                            ------------------------

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



     For quarter ended June 30, 1999         Commission file number 0-10853
                       -------------                               ---------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
             (Exact name of registrant as specified in its charter)

                            ------------------------

            Georgia                                        58-1458268
---------------------------------                      --------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification no.)

                              40 NORTH MAIN STREET
                                  P.O. BOX 878
                            STATESBORO, GEORGIA 30459
                        --------------------------------
                         (Address of Principal Executive
                          Offices, including Zip Code)

                                  912-764-6611
                        --------------------------------
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
                        --------------------------------
                          (Former name, former address
                           and former fiscal year, if
                           changed since last report)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                         Yes [X]                     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common Stock, $1.00 Par Value, 5,592,271 shares as of June 30, 1999
       -------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                               June 30,       December 31,
                                                                 1999            1998
                                                             ----------------------------
                                                                (thousands of dollars)
ASSETS

   Cash and Due From Banks                                    $  15,501       $  21,908
   Interest Bearing Deposits in Other Banks                      19,000          25,115
   Federal Funds Sold                                             4,130          15,335
   Investment Securities:
      Available for Sale                                         47,141          62,427
      Held to Maturity (Estimated Fair Value of
      $20,277 in 1999 and $21,529 in 1998)                       19,814          20,376
   Stock in the Federal Home Loan Bank of Atlanta                 1,484           1,528
   Loans                                                        300,034         287,932
      Less: Unearned Interest                                       (59)            (48)
            Allowance for Loan Losses                            (4,708)         (4,419)
                                                              ---------       ---------
      Loans, Net                                                295,267         283,465
                                                              ---------       ---------
   Interest Receivable                                            4,962           5,062
   Premises and Equipment, Net                                    8,887           8,455
   Other Real Estate                                                611             413
   Other Assets                                                   2,555           2,201
                                                              ---------       ---------

            TOTAL ASSETS                                      $ 419,352       $ 446,285
                                                              =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:
   Deposits:
      Demand                                                  $  51,325       $  65,122
      Interest Bearing:
         NOW Accounts                                            64,341          62,963
         Money Market Deposit Accounts                           28,380          29,612
         Savings                                                 19,462          18,098
         Time ($100,000 and above)                               78,170          92,102
         Other Time                                             101,652         107,788
                                                              ---------       ---------
         Total Deposits                                         343,330         375,685
   Federal Funds Purchased and Repurchase Agreements              1,450           1,400
   Other Borrowed Money                                          16,826          11,763
   Interest Payable                                               3,106           3,648
   Other Liabilities                                                810           1,112
                                                              ---------       ---------
   Total Liabilities                                            365,522         393,608
                                                              ---------       ---------

   Shareholders' Equity (Note 3):
         Common Stock, 5,592,271 shares issued
            and outstanding in 1999 and 5,545,523 shares
            issued and outstanding in 1998                        5,592           5,546
         Additional Paid-In Capital                              11,392          11,146
         Retained Earnings                                       36,898          35,457
         Accumulated Other Comprehensive Income (Loss)              (52)            528
                                                              ---------       ---------
               Shareholders' Equity                              53,830          52,677
                                                              ---------       ---------

            TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY                                         $ 419,352       $ 446,285
                                                              =========       =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME




                                                              For the Three Months Ended
                                                                        June 30,
                                                                 1999            1998
                                                             -----------------------------
                                                               (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                                     $   7,305       $   7,316
   Interest Bearing Deposits                                        182             196
   Investments:
      U.S. Treasury                                                  77             120
      U.S. Government Agencies                                      575             980
      States and Political Subdivisions                             348             369
      Dividend Income                                                33              26
   Federal Funds Sold                                               119              93
                                                              ---------       ---------
         Total Interest Income                                    8,639           9,100
                                                              ---------       ---------

INTEREST EXPENSE
   NOW Accounts                                                     434             673
   Money Market Deposits Accounts                                   196             256
   Savings                                                          113             135
   Time Deposits ($100,000 and above)                             1,144           1,230
   Other Time Deposits                                            1,365           1,598
   Other                                                            284             185
                                                              ---------       ---------
         Total Interest Expense                                   3,536           4,077
                                                              ---------       ---------

   NET INTEREST INCOME                                            5,103           5,023
   Provision for Loan Losses                                        165             265
                                                              ---------       ---------
   NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                       4,938           4,758
                                                              ---------       ---------

NON-INTEREST INCOME
   Service Charges on Deposits                                      708             655
   Fees for Trust Services                                           32              31
   Other                                                            314             319
                                                              ---------       ---------
         Total Non-interest Income                                1,054           1,005
                                                              ---------       ---------

NON-INTEREST EXPENSE
   Salaries                                                       1,313           1,225
   Other Personnel Expense                                          446             414
   Occupancy Expense, Net                                           238             248
   Equipment Expense                                                393             390
   Other                                                          1,063           1,043
                                                              ---------       ---------
         Total Non-interest Expense                               3,453           3,320
                                                              ---------       ---------
Income Before Income Taxes                                        2,539           2,443
Provision for Income Taxes                                          803             704
                                                              ---------       ---------
NET INCOME                                                        1,736           1,739
                                                              ---------       ---------
Other Comprehensive Income:
         Unrealized holding gains (losses) on
          securities Available for Sale arising during
          the period, net of tax credits of $200,000 in 1999
          and of  $10,000 in 1998                                  (387)            (19)
                                                              ---------       ---------
COMPREHENSIVE INCOME                                          $   1,349       $   1,720
                                                              =========       =========

NET INCOME PER COMMON AND POTENTIAL
COMMON SHARE:
           Basic                                              $    0.31       $    0.32
                                                              =========       =========
           Diluted                                            $    0.31       $    0.32
                                                              =========       =========


See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME




                                                               For the Six Months Ended
                                                                       June 30,
                                                                 1999            1998
                                                              --------------------------
                                                                (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                                     $  14,426       $  14,424
   Interest Bearing Deposits                                        514             420
   Investments:
      U.S. Treasury                                                 161             338
      U.S. Government Agencies                                    1,251           2,006
      States and Political Subdivisions                             699             743
      Dividend Income                                               114              96
   Federal Funds Sold                                               248             237
                                                              ---------       ---------
         Total Interest Income                                   17,413          18,264
                                                              ---------       ---------

INTEREST EXPENSE
   NOW Accounts                                                     912           1,329
   Money Market Deposits Accounts                                   418             504
   Savings                                                          235             262
   Time Deposits ($100,000 and above)                             2,391           2,592
   Other Time Deposits                                            2,828           3,231
   Other                                                            534             360
                                                              ---------       ---------
         Total Interest Expense                                   7,318           8,278
                                                              ---------       ---------

   NET INTEREST INCOME                                           10,095           9,986
   Provision for Loan Losses                                        376             530
                                                              ---------       ---------
   NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                       9,719           9,456
                                                              ---------       ---------

NON-INTEREST INCOME
   Service Charges on Deposits                                    1,336           1,256
   Fees for Trust Services                                           51              49
   Other                                                            598             558
                                                              ---------       ---------
         Total Non-interest Income                                1,985           1,863
                                                              ---------       ---------

NON-INTEREST EXPENSE
   Salaries                                                       2,631           2,472
   Other Personnel Expense                                          860             824
   Occupancy Expense, Net                                           471             488
   Equipment Expense                                                758             773
   Other                                                          2,361           1,961
                                                              ---------       ---------
         Total Non-interest Expense                               7,081           6,518
                                                              ---------       ---------
Income Before Income Taxes                                        4,623           4,801
Provision for Income Taxes                                        1,505           1,375
                                                              ---------       ---------
NET INCOME                                                        3,118           3,426
                                                              ---------       ---------
Other Comprehensive Income:
      Unrealized holding gains (losses) on
       securities Available for Sale arising during
       the period, net of a tax credit of $300,000 in 1999
       and taxes of $54,000 in 1998                                (578)            102
                                                              ---------       ---------
COMPREHENSIVE INCOME                                          $   2,540       $   3,528
                                                              =========       =========

NET INCOME PER COMMON AND POTENTIAL
COMMON SHARE:
           Basic                                              $    0.56       $    0.63
                                                              =========       =========
           Diluted                                            $    0.56       $    0.62
                                                              =========       =========


See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998




                                                                       June 30,
                                                                 1999            1998
                                                              -------------------------
                                                                (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $   3,118       $   3,426
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Provision for Depreciation                                    612             612
      Provision for Loan Losses                                     376             530
      Loss on Sale of Other Real Estate                                              12
      Gain on Call of Securities                                     (1)            (27)
      Loss on Sale of Premises and Equipment                          1               1
      Net Accretion of Premiums and Discounts on Securities        (224)           (231)
      Changes in Assets and Liabilities:
         Decrease in Interest Receivable                            100               7
         (Increase) Decrease in Other Assets                        (79)             15
         Decrease in Interest Payable                              (542)           (591)
         Decrease in Other Liabilities                             (302)           (143)
                                                              ---------       ---------
         Net Cash Provided by Operating Activities                3,059           3,611
                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Decrease  in Interest Bearing Deposits in Other Banks      6,115           4,615
   Net Decrease in Federal Funds Sold                            11,205          12,355
   Available-for-Sale Securities:
         Proceeds from Maturity                                  53,173          46,229
         Purchases                                              (38,629)        (50,223)
   Held-to-Maturity Securities:
         Proceeds from Maturity                                     754           5,747
         Purchases                                                 (105)         (1,427)
   Net Redemptions  of Federal Home Loan Bank Stock                  45             929
   Net Increase in Loans                                        (12,416)         (9,469)
   Purchases of Premises and Equipment                           (1,049)           (674)
   Improvements to Other Real Estate                                (25)            (25)
   Proceeds from Sale of Other Assets                                23               3
   Proceeds from Sale of Equipment                                    5
   Proceeds from Sale of Other Real Estate                           65             151
                                                              ---------       ---------
   Net Cash Provided by Investing Activities                     19,161           8,211
                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Decrease in Deposits                                     (32,355)        (22,451)
   Increase in Other Borrowed Money                               8,270           5,600
   Repayment of Note Payable                                     (3,207)         (4,315)
   Increase in Fed Funds Purchased                                   50
   Purchase and Retirement of Fractional Shares                      (8)            (12)
   Proceeds from Exercise of Stock Options                          300             340
   Dividends Paid                                                (1,677)         (1,213)
                                                              ---------       ---------
   Net Cash Used in Financing Activities                        (28,627)        (22,051)
                                                              ---------       ---------
DECREASE IN CASH AND DUE FROM BANKS                              (6,407)        (10,229)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                     21,908          27,707
                                                              ---------       ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                      $  15,501       $  17,478
                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the year for:
         Interest                                             $   7,873       $   8,869
         Income Taxes                                             1,352           1,557
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Other Real Estate Acquired through Loan Foreclosure              388             256
   Loans granted to facilitate the Sale of Other Real Estate        150              42
   Change in Net Unrealized Gain (Loss) on
         Investment Securities Available for Sale                  (580)             93
See notes to consolidated financial statements

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements of First Banking Company of Southeast Georgia (the "Company") include the financial statements of First Bulloch Bank & Trust Company, Metter Banking Company, First National Bank of Effingham and Wayne National Bank, wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

3.  COMMON STOCK

     The par value of the Company's common stock is $1, and 10,000,000 shares are authorized. The Banks may pay dividends to the Company in any year up to 50% of the previous year's net income or $3,332,000 in 1999 without the approval of the Georgia Department of Banking and Finance.

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

     The number of shares used in computing basic and diluted per share amounts is as follows:



                                                                  Three Months Ended
                                                                       June 30,
                                                                 1999            1998
                                                              -------------------------
Weighted average shares outstanding -
        Basic Earnings Per Share                              5,592,275       5,423,476

Effect of dilutive outstanding stock options                      4,336          66,513
                                                              -------------------------

Weighted average shares outstanding -
        Diluted Earnings Per Share                            5,596,611       5,489,989
                                                              =========================


                                                                   Six Months Ended
                                                                        June 30,
                                                                  1999            1998
                                                              -------------------------
Weighted average shares outstanding -
    Basic Earnings Per Share                                  5,592,452       5,421,307

Effect of dilutive outstanding stock options                      4,615          66,557
                                                              -------------------------

Weighted average shares outstanding -
    Diluted Earnings Per Share                                5,597,067       5,487,864
                                                              =========================


5. MERGER

      Effective April 2, 1999, the Company consummated its merger of Wayne National Bank ("Wayne Bank") into the Company. The Company exchanged 876,852 shares and approximately $8,200 for all the outstanding common stock of Wayne Bancorp, Inc. ("WBI"), parent company of Wayne Bank. The merger was accounted for as a pooling-of-interests. The financial statements of the Company for all periods presented have been restated to include the accounts and operations of Wayne Bank and WBI.

      The results of operations for the three months and six months ended June 30, 1999 and 1998 include the consolidated WBI results of operations prior to the consummation date as follows:

Three months ended June 30, 1999 and 1998(in thousands):


                  Total Revenue            Net Income
              --------------------     -------------------
               1999         1998        1999        1998
Company       $9,679      $ 8,941      $1,733      $1,467
WBI               14        1,164           3         272
              ------      -------      ------      ------
Combined      $9,693      $10,105      $1,736      $1,739
              ======      =======      ======      ======

Six months ended June 30, 1999 and 1998:


                  Total Revenue            Net Income
              --------------------     -------------------
                1999        1998        1999        1998
Company       $18,190     $17,836      $2,849      $2,894
WBI             1,208       2,291         269         532
              -------     -------      ------      ------
Combined      $19,398     $20,127      $3,118      $3,426
              =======     =======      ======      ======

      A reconciliation of consolidated total revenues, net income, and net income per share as previously reported with restated amounts for the three months and six months ended June 30, 1998 is as follows:

Three months ended June 30, 1998:


                                                                    Net Income
                                               Total        Net     Per Common
                                             Revenues     Income      Share
                                             --------     ------    -----------
                 Company, as previously
                         reported            $ 8,941      $1,467      $  0.31
                 WBI                           1,164         272
                                             -------      ------
                 Company, as restated        $10,105      $1,739      $  0.32
                                             =======      ======


Six months ended June 30, 1998:


                                                                    Net Income
                                               Total        Net     Per Common
                                             Revenues     Income      Share
                                             --------     ------    -----------
                 Company, as previously
                         reported            $17,836      $2,894      $ 0.62
                 WBI                           2,291         532
                                             -------      ------
                 Company, as restated        $20,127      $3,426      $ 0.63
                                             =======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 1999

         This discussion relates to the consolidated financial condition and results of operations of First Banking Company of Southeast Georgia (the "Company") and its wholly-owned subsidiaries, First Bulloch Bank & Trust Company ("Bulloch Bank"), Metter Banking Company ("Metter Bank"), First National Bank of Effingham ("Effingham Bank"), and Wayne National Bank ("Wayne Bank"), (the "Banks"). Since the Company has no subsidiaries other than the Banks and no activities other than those of the Banks, the following narrative refers to the operations of the Banks.

         The Company acquired Wayne Bank on April 2, 1999 through the merger of Wayne Bancorp, Inc. with and into the Company. The Company issued 876,852 shares of common stock and approximately $8,200 in cash in the merger. The financial statements appearing herein and the discussion and analysis set forth below reflect the combined operations of the Company and Wayne Bancorp, Inc. See Note 5 to the Consolidated Financial Statements.

                               FINANCIAL CONDITION

         The Company functions as the sole owner of four commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. Loans outstanding have increased $12,416,000 or 4.3% since year-end. Investment securities have decreased $15,892,000 (18.8%), while interest bearing deposits in other banks and federal funds sold have decreased $6,115,000 (24.3%) and $11,205,000 (73.1%), respectively, since year-end.

         Total assets have decreased $26,933,000 (6.0%) since year-end, while total funds (Deposits plus Federal Funds Purchased, Repurchase Agreements and Other Borrowed Money) have decreased $27,242,000 (7.0%). Total deposits have decreased $32,355,000 (8.6%) since year-end, and Other Borrowed Money has increased $5,063,000 (38.9%). Demand deposits have decreased $13,797,000 (21.2%), and savings deposits (including NOW accounts and the liquid money market accounts) have increased $1,510,000 (1.4%). Time deposits over $100,000 have decreased approximately $13,932,000 (15.1%), while other time deposits have decreased approximately $6,136,000 (5.7%).

         The decrease in total deposits is primarily the result of a movement of large public fund demand and time deposits out of the banks. In demand deposit public fund activity, approximately $12,000,000 has moved out of the Banks since year end. This movement is attributable to one public fund account at Bulloch Bank, which closed during the second quarter of 1999 and carried a balance of approximately $5,300,000 at year end, and one public fund account at Wayne Bank, which is a cyclical account that maximizes its balances at year-end and moved out approximately $6,000,000 during January 1999. In public fund time deposit activity, approximately $12,352,000 has been redeemed out of time deposits over $100,000 and moved out of Bulloch Bank. These time deposits are obtained through competitive bids among other local financial institutions and are a more expensive source of funds. A strategic decision was made to reduce the level of public funds in the Company if these deposits could not be retained at average market rates during the bidding process. Because public funds are required by state banking law to be secured by the pledging of investment securities to the various public entities, these securities are generally purchased to match the maturities or known movements of public funds. Therefore, the investment portfolio has been a primary source of liquidity for these withdrawals.

         The $6,136,000 decrease in other time deposits is primarily the result of the movement out of Effingham Bank of some known volatile personal and commercial accounts. During late summer and early fall of 1998, Effingham Bank promoted a special CD product to attract and retain deposits as a result of the local competitive environment. This promotion attracted new personal deposits from outside its market area that did not renew at maturity.

CAPITAL RESOURCES

         The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June 30, 1999, the Banks were required to have minimum Tier 1 and Total Risk-Based Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:



                                               Tier 1                                 Total
                                            Risk-based                             Risk-based                           Leverage
                                           Capital Ratio                         Capital Ratio                            Ratio
                                           -------------                         -------------                          ---------
Bulloch Bank                                   20.4%                                  21.7%                               13.7%
Metter Bank                                    16.5%                                  17.7%                               11.4%
Effingham Bank                                 11.2%                                  12.4%                                8.3%
Wayne Bank                                     17.9%                                  19.2%                               13.4%

         These ratios qualify each Bank for the "well-capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 12.8% at June 30, 1999 and 11.8% at December 31, 1998.

LIQUIDITY

         The percentage of loans net of unearned interest to total funds was 82.9% at June 30, 1999 and 74.0% at December 31, 1998. At June 30, 1999 the
Banks had $38,631,000 in cash and due from banks, interest bearing deposits in other banks and federal funds sold as compared with $62,358,000 at December 31, 1998. The Banks' liquidity policies typically require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At June 30, 1999, while Bulloch Bank, Metter Bank, and Wayne Bank exceeded this ratio,

Effingham Bank reflected a liquidity ratio of less than 10%, primarily as a result of the movement of over $6,000,000 in time deposits out of that Bank, as previously discussed. However, the liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

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

         The Company has not identified any material change in its market risk exposure from December 31, 1998 to June 30, 1999. The interest rate environment in which it operates has not changed materially since December 31, 1998.

         Presented below is an interest rate sensitivity analysis of the Company at June 30, 1999. The analysis indicates that the Company is liability-sensitive through one year, meaning that a greater amount of liabilities are maturing or repricing than assets, which is beneficial in a falling rate environment. Beyond one year, the Company is asset-sensitive, which is beneficial in a rising rate environment, and beyond five years it is liability-sensitive.

Interest Rate Sensitivity Analysis - June 30, 1999


                                                  Term to Repricing or Maturity
                                   ----------------------------------------------------------

                                                    Over Three       Over One     Over Five
                                     Less Than    Months Through   Year Through    Years and
                                   Three Months      One Year       Five Years    Insensitive        Total
Interest Earning Assets:
   Interest Bearing
    Deposits in Other Banks         $  19,000                                                     $ 19,000
   Investment Securities                5,558       $  10,437       $ 28,469      $  22,491         66,955
   Stock in the FHLB Atlanta                                                          1,484          1,484
   Federal Funds Sold                   4,130                                                        4,130
   Loans                              120,563          55,741         87,057         36,673        300,034
                                    ---------       ---------       --------      ---------       --------
      Total Interest Earning
        Assets                        149,251          66,178        115,526         60,648        391,603
   Non-interest Earning Assets                                                       27,749         27,749
                                    ---------       ---------       --------      ---------       --------
TOTAL ASSETS                        $ 149,251       $  66,178       $115,526      $  88,397       $419,352
                                    =========       =========       ========      =========       ========

Interest Bearing Liabilities:
   Interest Bearing Deposits        $ 161,631       $ 109,699       $ 20,675                      $292,005
   Other Borrowed Money                    50           3,676          1,627      $  12,923         18,276
                                    ---------       ---------       --------      ---------       --------
      Total Interest Bearing
        Liabilities                   161,681         113,375         22,302         12,923        310,281
   Interest Free Deposits                                                            51,325         51,325
   Other Interest Free
     Liabilities and Equity                                                          57,746         57,746
                                    ---------       ---------       --------      ---------       --------
TOTAL LIABILITIES AND EQUITY        $ 161,681       $ 113,375       $ 22,302      $ 121,994       $419,352
                                    =========       =========       ========      =========       ========

Net Interest Rate
 Sensitivity Gap                    $ (12,430)      $ (47,197)      $ 93,224      $ (33,597)

Cumulative Gap                      $ (12,430)        (59,627)        33,597

Net Interest Rate
 Sensitivity Gap as a Percent
 of Interest Earning Assets             (8.33)        (71.32)         80.70         (55.40)

Cumulative Gap as a Percent of
Cumulative Interest Earning
 Assets                                 (8.33)        (27.68)         10.15

                              RESULTS OF OPERATIONS

INTEREST INCOME

         Total interest income decreased $851,000 (4.7%) in the first six months of 1999 as compared to the first six months of 1998 and decreased $461,000 (5.1%) in the second quarter of 1999 as compared to the second quarter of 1998. Interest on loans increased $2,000 in the first six months of 1999 as compared to the first six months of 1998 and decreased $11,000 in the second quarter of 1999 as compared to the second quarter of 1998. These fluctuations are the result of a decrease in yield on the loan portfolio from June 30, 1998 to June 30, 1999 from 10.5% to 10.0% offset by an increase of $13,628,000 in the year-to-date average balance of loans outstanding for these periods. Interest on investments decreased $958,000 (30.1%) in the first six months of this year as compared to the first six months of 1998 and decreased $462,000 (30.9%) in the second quarter of 1999 from the second quarter of 1998 as a result of a $30,500,000 decrease in the year to date average balance of the investment portfolio as well as a decrease in yield on the portfolio from 6.3% to 6.1%.

         During the first six months of 1999, interest on federal funds sold increased $11,000 (4.6%) from the first six months of 1998 and increased $26,000 (28.0%) during the second quarter of 1999. Interest on Interest-Bearing Deposits in Other Banks increased $94,000 (22.4%) during the first six months of 1999 from the first six months of 1998 and decreased $14,000 (7.1%) during the second quarter of 1999. These short-term investments are the two means of investing any excess cash from day to day. The total net increase in the combined income of Federal Funds Sold and Interest-Bearing Deposits in Other Banks is the result of an increase of $8,400,000 in the combined year-to-date average balance offset by a decrease in the weighted average yield from 5.59% to 4.78%.

INTEREST EXPENSE

         During the first six months of 1999, the total interest expense decreased $960,000 (11.6%) from the first six months of 1998 and decreased $541,000 (13.3%) during the second quarter of 1999 as compared to the second quarter of 1998. Interest on deposits decreased $1,134,000 (14.3%) in the first six months of 1999 from the first six months of 1998 and decreased $640,000 (16.4%) during the second quarter of 1999. This decrease is attributable to a $26,900,000 decrease in the average balance of interest bearing deposits as well as a decrease in the cost of funds from 4.9% in the first six months of 1998 to 4.5% in the first six months of 1999. Interest on Other Borrowed Money increased $174,000 (48.3%) in the first six months of 1999 from the first six months of 1998 and increased $99,000 (53.5%) in the second quarter of 1999 from the second quarter of 1998, primarily as a result of a $6,100,000 increase in the average balance outstanding of Other Borrowed Money offset by a decrease in the average interest rate from 6.6% in 1998 to 6.3% in 1999.

PROVISIONS FOR LOAN LOSSES

         Provisions for loan losses for the first six months of 1999 decreased $154,000 (29.1%) from the first six months of 1998 and decreased $100,000 (37.7%) in the second quarter of 1999 from the second quarter of 1998. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At June 30, 1999 the allowance for loan losses was 1.57% of outstanding loans less unearned interest, compared to 1.53% at December 31, 1998.

         Nonperforming loans were $1,482,000 at June 30, 1999 and $1,205,000 at December 31, 1998. These loans included those on a nonaccrual status of $634,000 and $325,000, respectively, accruing loans contractually past due at least 90 days of $338,000 and $350,000, respectively, and restructured loans of $510,000 and $530,000, respectively. Net loans charged off totaled $87,000 during the first six months of 1999 as compared to $311,000 during the first six months of 1998.

NONINTEREST INCOME AND EXPENSE

      Noninterest income increased $122,000 (6.5%) in the first six months of 1999 from the first six months of 1998 and increased $49,000 (4.9%) during the second quarter of 1999 as compared to the second quarter of 1998. These increases are reflected primarily in increases in service charges on deposits of $80,000 for the first six months of 1999 as compared to the first six months of 1998 and of $53,000 for the second quarter of 1999 as compared to the second quarter of 1998. Other fee income also reflected an increase of $40,000 for the first six months of 1999 and a decrease of $5,000 for the second quarter. The increases in service charges on deposits is the result of a six month increase of $60,000 in NSF charges and of $23,000 in checking account service charges offset by a $3,000 decrease in other deposit account service charges while the second quarter increase is the result of a $43,000 increase in NSF charges and a $10,000 increase in checking account service charges. The increase in NSF charges is the result of a procedural change at Bulloch Bank in assessing and refunding charges and the resulting increase in the volume of items subject to NSF charges. The increase in checking account service charges is the result of an increase in account fees implemented in the latter part of 1998 at Metter Bank. The $40,000 increase in other fee income for the first six months of 1999 is primarily the result of an $83,000 increase in ATM fees offset by a $43,000 decrease in mortgage loan origination income. The increased ATM fees are the result of implementing a non-customer transaction fee for ATM usage for Bulloch Bank and Effingham Bank in late 1998. The decrease in mortgage loan income for the first six months of 1999 is the result of a decrease in the volume of refinancing mortgages from the first six months of 1998, which in turn is the result of higher mortgage rates during 1999 than in the first half of 1998.

             Noninterest expense increased $563,000 (8.6%) in the first six months of 1999 compared to the first six months of 1998 and increased $133,000 (4.0%) in the second quarter of 1999 as compared to the second quarter of 1998. These increases are the result of an increase in salary and personnel expense of $195,000 and $120,000 and an increase in Other Expense of $400,000 and $20,000 offset by decreases of $32,000 and $7,000 in occupancy and equipment expense during the first six months of 1999 as compared to the first six months of 1998 and during the second quarter of 1999 as compared to the second quarter of 1998, respectively. The increase in salary and personnel expense is primarily the result of the addition in late 1998 of a new senior company executive as well as overall salary increases. Other factors are an increase of $18,000 for the six month period in medical insurance premiums and a $20,000 additional expense in 1999 for the adoption of the Company's profit-sharing and retirement benefits for employees of Wayne Bank. The increase in Other Expense is primarily attributable to the $333,000 expense incurred during the first quarter relating to the merger with Wayne Bancorp, Inc. and acquisition of Wayne Bank in Jesup, Georgia. This acquisition became effective on April 2, 1999. Other larger increases in this expense include an increase of $41,000 in offices supplies, an $82,000 increase in expenses relating to data processing and telecommunication services, and a $19,000 increase in telephone expense offset by a $31,000 decrease in correspondent bank services charges and a $42,000 decrease in charge card fees. The decrease in occupancy and equipment expense is the result of a $10,000 decrease in repairs and maintenance and other decreases in depreciation expense and utilities expense.

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

             The Company has completed an evaluation and testing of the Company's computer information systems and has made replacements and upgrades to any noncompliant installation. Because the primary hardware and software systems were already certified by their vendors as Year 2000 compliant, the Company has not incurred any significant costs to date relating to software modifications or new installations for the other systems. Most systems are made compliant through periodic software upgrades provided by the various vendors as part of the license agreements. The Company expects that the costs of becoming Year 2000 compliant will not be material to its financial position or any year's operating results and has not incurred any such material costs. The Company estimates that its total costs of completing any required modifications, upgrades or replacements of these internal systems will not exceed $50,000 for the year 1999; however, the Company cannot assure that the costs it actually incurs will not have a material effect on its financial condition or operating results .

             The Company has completed a testing phase in which all mission critical systems, such as heating and air, security and phone systems, as well as information systems, were tested and documented by March 31, 1999. The Company's primary systems have been tested by proxy with the software provider, who has tested in environments with like software and hardware system configurations as the Company. Banking regulators have approved this type of testing as a valid means of testing. The Company has received the results of this testing and the results are available for review. The Company has also completed compliance testing of all personal computers and terminals in each bank location to provide assurance that customer service and other business operations would continue during the Year 2000 transition. These testing processes did not reveal any problems relating to Year 2000.

             The Company has also completed a survey of its vendors, suppliers and other third parties to determine their Year 2000 readiness and has not determined any vendors, suppliers or other third parties on which it relies to be Year 2000 noncompliant and in need of replacement. While the Company expects that it will be able to resolve any significant Year 2000 problems with its own systems, the Company cannot guarantee that its vendors, suppliers or others will resolve any Year 2000 problems with their systems before the occurrence of a material disruption to their business. If the Company's vendors, suppliers or others fail to resolve any Year 2000 problems with their systems in a timely manner, there could be a material adverse effect on the Company's business, financial condition or operating results.

             The Company's loan officers have completed assessments of their individual credit lines of large loan customers. Most credit lines were deemed to pose a low risk of loss to the Company as a result of Year 2000 noncompliance. Twenty-two credit lines were identified as medium to high risk lines. For these riskier credit lines, the loan officers have reviewed and completed a questionnaire with these loan customers so identified to determine and monitor efforts toward Year 2000 preparedness. If the Company's large borrowers do not sufficiently address Year 2000 problems, the Company may experience an increase in loan defaults. The Company has evaluated the adequacy of its loan loss reserve and believes that the reserve is presently sufficient to cover current estimates of losses.

             The Company expects to have identified and resolved all Year 2000 problems that could materially adversely effect its business, financial condition or operating results. However, the Company believes that it is not possible to determine with complete certainty that all year 2000 problems affecting it have been identified and corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Year 2000 problem will occur with its suppliers, customers or other third parties or the severity, duration or financial consequences of such failures. As a result, the Company expects that it could possibly suffer the following consequences:

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

             The Company has adopted a Year 2000 Business Continuity and Contingency Plan (the "Year 2000 Contingency Plan"). Should the primary processing system fail as a result of any natural or other disaster or as a result of Year 2000 problems, the Company has contracted with its software provider to process for the Company on systems that are Year 2000 compliant in another location. Back-up documentation of account and department information will be stored at two off-site locations. The Year 2000 Contingency Plan also addresses a plan of action in the event of failure of systems such as telephones, water and heating and air. The Company has identified local vendors that can provide services and equipment in case of Year 2000 failure and has included contact information for these vendors in the Year 2000 Contingency Plan. The Company has also adopted a Year 2000 Asset/Liability Management and Liquidity Plan. The purpose of this plan is to document the Company's strategy for managing large dollar volume withdrawals that have been predicted for the banking system at the end of 1999. This plan sets forth a strategy for structuring the balance sheets of the Banks and specifies the outside back-up sources of funding available in order to meet large dollar volume withdrawals without disrupting normal business operations of the Company.

             The Company has also been subject to regulatory review of its overall Year 2000 plan and will continue to be monitored closely by its regulators for its progress.

             With testing completed, the Company plans to place heavier emphasis on customer awareness and education for the remainder of the year. The Company will continue with brochure displays, bank statement flyers, media advertisements and civic club presentations relating to Year 2000 preparedness. Employees will continue to receive training in dealing with customer concerns and questions, and because of the potential for fraud, those customers requesting out of the ordinary large dollar volume withdrawals will be counseled by a senior manager of the respective bank.


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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the Company's Annual Meeting of Shareholders on April 22, 1999, the shareholders of the Company elected the following persons as Class II directors of the Company by the votes indicated.


                                                                              Broker
       Nominee                         For                 Against           Non-votes         Abstentions
James Eli Hodges                    3,312,996                 0                 0                28,481

C. Arthur Howard                    3,312,996                 0                 0                28,481

Joe P. Johnston                     3,312,996                 0                 0                28,481

Harry S. Mathews                    3,313,044                 0                 0                28,433

Douglas E. Wren                     3,313,044                 0                 0                28,433

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       Exhibit 27 - Financial Data Schedule (for SEC use only).

(b)    Reports on Form 8-K:

       On April 14, 1999 the Company filed with the Securities and Exchange Commission a current report on Form 8-K (Commission File No. 0-10853) reporting that on April 2, 1999 the Company consummated its merger with Wayne Bancorp, Inc., pursuant to the Agreement and Plan of Merger dated November 30, 1998. Wayne Bancorp, Inc. was merged with and into the Company, which was the surviving corporation in the merger, and the wholly-owned subsidiary of Wayne Bancorp, Inc. became a wholly-owned subsidiary of the Company. An Amendment to this Form 8-K was filed on June 15, 1999 providing the financial statements of Wayne Bancorp and pro-forma financial information.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

DATE:   August 11, 1999              BY:    /s/ James Eli Hodges
     ------------------------           --------------------------------------
                                              JAMES ELI HODGES
                                                 PRESIDENT

DATE:   August 11, 1999              BY:    /s/ Dwayne E. Rocker
     ------------------------           --------------------------------------
                                                  DWAYNE E. ROCKER
                                               SECRETARY-TREASURER
                                          (PRINCIPAL FINANCIAL OFFICER)