Form 10-Q
period 1999-09-30
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 1999-11-10
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                             ---------------------

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------


  For quarter ended September 30, 1999          Commission file number 0-10853


                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
             (Exact name of registrant as specified in its charter)

                             ---------------------


             Georgia                                        58-1458268
 -------------------------------                        ------------------
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


                                  912-764-6611
                                  ------------
                (Issuer's telephone number, including area code)


                                 NOT APPLICABLE
                                 --------------
                          (Former name, former address
                           and former fiscal year, if
                           changed since last report)

                             ---------------------

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

    Common Stock, $1.00 Par Value, 5,592,274 shares as of September 30, 1999

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                 September 30,      December 31,
                                                                     1999               1998
                                                                 -------------------------------
                                                                       (thousands of dollars)
ASSETS
   Cash and Due From Banks                                        $  17,844           $  21,908
   Interest Bearing Deposits in Other Banks                          13,999              25,115
   Federal Funds Sold                                                 3,203              15,335
   Investment Securities:
      Available for Sale                                             47,125              62,427
      Held to Maturity (Estimated Fair Value of
      $19,987 in 1999 and $21,529 in 1998)                           19,806              20,376
   Stock in the Federal Home Loan Bank of Atlanta                     1,496               1,528
   Loans                                                            303,267             287,932
      Less: Unearned Interest                                           (46)                (48)
               Allowance for Loan Losses                             (4,848)             (4,419)
                                                                  ---------           ---------
      Loans, Net                                                    298,373             283,465
                                                                  ---------           ---------
   Interest Receivable                                                5,403               5,062
   Premises and Equipment, Net                                        8,796               8,455
   Other Real Estate                                                    358                 413
   Other Assets                                                       2,706               2,201
                                                                  ---------           ---------

            TOTAL ASSETS                                          $ 419,109           $ 446,285
                                                                  =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:
   Deposits:
      Demand                                                      $  50,807           $  65,122
      Interest Bearing:
         NOW Accounts                                                66,840              62,963
         Money Market Deposit Accounts                               28,341              29,612
         Savings                                                     19,693              18,098
         Time ($100,000 and above)                                   72,451              92,102
         Other Time                                                 101,962             107,788
                                                                  ---------           ---------
         Total Deposits                                             340,094             375,685
   Federal Funds Purchased and Repurchase Agreements                  1,000               1,400
   Other Borrowed Money                                              18,970              11,763
   Interest Payable                                                   3,154               3,648
   Other Liabilities                                                  1,212               1,112
                                                                  ---------           ---------
   Total Liabilities                                                364,430             393,608
                                                                  ---------           ---------

   Shareholders' Equity (Note 3):
         Common Stock, 5,592,274 shares issued
            and outstanding in 1999 and 5,545,523 shares
            issued and outstanding in 1998                            5,592               5,546
         Additional Paid-In Capital                                  11,392              11,146
         Retained Earnings                                           37,868              35,457
         Accumulated Other Comprehensive Income (Loss)                 (173)                528
                                                                  ---------           ---------
               Shareholders' Equity                                  54,679              52,677
                                                                  ---------           ---------

            TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY                                             $ 419,109           $ 446,285
                                                                  =========           =========

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME


                                                                                For the Three Months Ended
                                                                                       September 30,
                                                                                1999                   1998
                                                                                ----                   ----
                                                                                  (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                                                     $ 7,539                $7,459
   Interest Bearing Deposits                                                      267                   231
   Investments:
      U.S. Treasury                                                                58                   110
      U.S. Government Agencies                                                    550                   718
      States and Political Subdivisions                                           348                   366
      Dividend Income                                                              33                    31
   Federal Funds Sold                                                              27                    79
                                                                              -------                ------
         Total Interest Income                                                  8,822                 8,994
                                                                              -------                ------

INTEREST EXPENSE
   NOW Accounts                                                                   471                   442
   Money Market Deposits Accounts                                                 208                   261
   Savings                                                                        115                   139
   Time Deposits ($100,000 and above)                                           1,032                 1,277
   Other Time Deposits                                                          1,308                 1,570
   Other                                                                          287                   203
                                                                              -------                ------
         Total Interest Expense                                                 3,421                 3,892
                                                                              -------                ------

   NET INTEREST INCOME                                                          5,401                 5,102
   Provision for Loan Losses                                                      165                   265
                                                                              -------                ------
   NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                                     5,236                 4,837
                                                                              -------                ------

NON-INTEREST INCOME
   Service Charges on Deposits                                                    762                   692
   Fees for Trust Services                                                         47                    31
   Other                                                                          268                   240
                                                                              -------                ------
         Total Non-interest Income                                              1,077                   963
                                                                              -------                ------

NON-INTEREST EXPENSE
   Salaries                                                                     1,331                 1,265
   Other Personnel Expense                                                        464                   424
   Occupancy Expense, Net                                                         264                   265
   Equipment Expense                                                              466                   387
   Other                                                                          973                   956
                                                                              -------                ------
         Total Non-interest Expense                                             3,498                 3,297
                                                                              -------                ------
Income Before Income Taxes                                                      2,815                 2,503
Provision for Income Taxes                                                        895                   726
                                                                              -------                ------
NET INCOME                                                                      1,920                 1,777
                                                                              -------                ------
Other Comprehensive Income:
          Unrealized holding gains (losses) on
             securities Available for Sale arising during
             the period, net of a tax credit of $62,000 in 1999
             and taxes of  $94,000 in 1998                                       (121)                  182
                                                                              -------                ------
COMPREHENSIVE INCOME                                                          $ 1,799                $1,959
                                                                              =======                ======

NET INCOME PER COMMON AND POTENTIAL
COMMON SHARE:
           Basic                                                              $  0.34                $ 0.33
                                                                              =======                ======
           Diluted                                                            $  0.34                $ 0.32
                                                                              =======                ======

See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME


                                                                               For the Nine Months Ended
                                                                                     September 30,
                                                                              1999                     1998
                                                                              ----                     ----
                                                                                  (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                                                     $21,965               $21,883
   Interest Bearing Deposits                                                      781                   652
   Investments:
      U.S. Treasury                                                               219                   448
      U.S. Government Agencies                                                  1,801                 2,724
      States and Political Subdivisions                                         1,047                 1,109
      Dividend Income                                                             147                   127
   Federal Funds Sold                                                             275                   315
                                                                              -------               -------
         Total Interest Income                                                 26,235                27,258
                                                                              -------               -------

INTEREST EXPENSE
   NOW Accounts                                                                 1,382                 1,783
   Money Market Deposits Accounts                                                 626                   752
   Savings                                                                        351                   401
   Time Deposits ($100,000 and above)                                           3,423                 3,870
   Other Time Deposits                                                          4,135                 4,801
   Other                                                                          822                   563
                                                                              -------               -------
         Total Interest Expense                                                10,739                12,170
                                                                              -------               -------

   NET INTEREST INCOME                                                         15,496                15,088
   Provision for Loan Losses                                                      541                   795
                                                                              -------               -------
   NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                                    14,955                14,293
                                                                              -------               -------

NON-INTEREST INCOME
   Service Charges on Deposits                                                  2,099                 1,948
   Fees for Trust Services                                                         98                    80
   Other                                                                          865                   798
                                                                              -------               -------
         Total Non-interest Income                                              3,062                 2,826
                                                                              -------               -------

NON-INTEREST EXPENSE
   Salaries                                                                     3,961                 3,737
   Other Personnel Expense                                                      1,324                 1,247
   Occupancy Expense, Net                                                         735                   753
   Equipment Expense                                                            1,225                 1,160
   Other                                                                        3,334                 2,918
                                                                              -------               -------
         Total Non-interest Expense                                            10,579                 9,815
                                                                              -------               -------
Income Before Income Taxes                                                      7,438                 7,304
Provision for Income Taxes                                                      2,399                 2,101
                                                                              -------               -------
NET INCOME                                                                      5,039                 5,203
                                                                              -------               -------
Other Comprehensive Income:
          Unrealized holding gains (losses) on
             securities Available for Sale arising during
             the period, net of a tax credit of $361,000 in 1999
             and taxes of  $142,000 in 1998                                      (701)                  276
                                                                              -------               -------
COMPREHENSIVE INCOME                                                          $ 4,338               $ 5,479
                                                                              =======               =======

NET INCOME PER COMMON AND POTENTIAL
COMMON SHARE:
           Basic                                                              $  0.90               $  0.96
                                                                              =======               =======
           Diluted                                                            $  0.90               $  0.94
                                                                              =======               =======


See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                       September 30,
                                                                                1999                  1998
                                                                                ----                  ----
                                                                                   (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                 $ 5,039              $  5,203
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Provision for Depreciation                                                  971                   928
      Provision for Loan Losses                                                   541                   795
      Loss on Sale of Other Assets                                                  4                     5
    (Gain)Loss on Sale of Other Real Estate                                        (7)                    9
      Gain on Call of Securities                                                   (1)                  (40)
      Loss on Sale of Premises and Equipment                                        1                     2
      Net Accretion of Premiums and Discounts on Securities                      (213)                 (283)
      Changes in Assets and Liabilities:
         (Increase) Decrease in Interest Receivable                              (341)                  124
         Increase in Other Assets                                                (179)                   (4)
         Decrease in Interest Payable                                            (494)                 (235)
         Increase in Other Liabilities                                            100                   165
                                                                             --------              --------
         Net Cash Provided by Operating Activities                              5,421                 6,669
                                                                             --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (Increase)Decrease  in Interest Bearing Deposits in Other Banks         11,116                (1,572)
   Net Decrease in Federal Funds Sold                                          12,132                 4,780
   Available-for-Sale Securities:
         Proceeds from Maturity                                                59,478                83,973
         Purchases                                                            (45,114)              (58,239)
   Held-to-Maturity Securities:
         Proceeds from Maturity                                                   764                 8,189
         Purchases                                                               (105)               (1,891)
   Net Redemptions  of Federal Home Loan Bank Stock                                32                   929
   Net Increase in Loans                                                      (15,549)              (11,170)
   Purchases of Premises and Equipment                                         (1,317)               (1,352)
   Improvements to Other Real Estate                                              (69)                  (25)
   Proceeds from Sale of Other Assets                                              31                     4
   Proceeds from Sale of Equipment                                                  5
   Proceeds from Sale of Other Real Estate                                        231                   151
                                                                             --------              --------
   Net Cash Provided by Investing Activities                                   21,635                23,777
                                                                             --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Decrease in Deposits                                                   (35,591)              (42,170)
   Increase in Other Borrowed Money                                            11,770                 6,600
   Repayment of Note Payable                                                   (4,563)               (4,865)
   Decrease in Repurchase Agreements                                             (400)
   Purchase and Retirement of Fractional Shares                                    (8)                  (12)
   Proceeds from Exercise of Stock Options                                        300                   340
   Dividends Paid                                                              (2,628)               (1,825)
                                                                             --------              --------
   Net Cash Used in Financing Activities                                      (31,120)              (41,932)
                                                                             --------              --------
DECREASE IN CASH AND DUE FROM BANKS                                            (4,064)              (11,486)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                   21,908                27,707
                                                                             --------              --------
CASH AND DUE FROM BANKS AT END OF PERIOD                                     $ 17,844              $ 16,221
                                                                             ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the year for:
         Interest                                                            $ 11,233              $ 12,405
         Income Taxes                                                           2,194                 2,311
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Other Real Estate Acquired through Loan Foreclosure                            414                   280
   Loans granted to facilitate the Sale of Other Real Estate                      314                   154
   Change in Net Unrealized Gain (Loss) on
         Investment Securities Available for Sale                                (701)                  276
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

     The number of shares used in computing basic and diluted per share amounts is as follows:

                                                               Three Months Ended
                                                                   September 30,
                                                              1999              1998
                                                           ---------         ---------
Weighted average shares outstanding -
        Basic Earnings Per Share                           5,592,274         5,421,669

Effect of dilutive outstanding stock options                   4,892            78,965
                                                           ---------         ---------

Weighted average shares outstanding -
        Diluted Earnings Per Share                         5,597,166         5,500,634
                                                           =========         =========




                                                                Nine Months Ended
                                                                   September 30,
                                                             1999              1998
                                                           ---------         ---------
Weighted average shares outstanding -
        Basic Earnings Per Share                           5,592,702         5,423,171

Effect of dilutive outstanding stock options                   5,398            95,671
                                                           ---------         ---------

Weighted average shares outstanding -
        Diluted Earnings Per Share                         5,598,100         5,518,842
                                                           =========         =========


5.       MERGER

         Effective April 2, 1999, the Company consummated its merger of Wayne National Bank ("Wayne Bank") into the Company. The Company exchanged 876,855 shares and approximately $8,200 for all the outstanding common stock of Wayne Bancorp, Inc. ("WBI"), parent company of Wayne Bank. The merger was accounted for as a pooling-of-interests. The financial statements of the Company for all periods presented have been restated to include the accounts and operations of Wayne Bank and WBI.

         The results of operations for the three months and nine months ended September 30, 1999 and 1998 include the consolidated WBI results of operations prior to the consummation date as follows:

Three months ended September 30, 1999 and 1998(in thousands):

                                                              Total Revenue                            Net Income
                                                      -----------------------------             -----------------------
                                                       1999                   1998                1999           1998
                 Company                              $9,899                $ 8,762             $1,920          $1,490
                 WBI                                                          1,195                                287
                                                      ------                -------             ------          ------
                 Combined                             $9,899                $ 9,957             $1,920          $1,777
                                                      ======                =======             ======          ======

Nine months ended September 30, 1999 and 1998:

                                                              Total Revenue                           Net Income
                                                      -----------------------------             -----------------------
                                                       1999                   1998                1999           1998
                 Company                              $28,089               $26,597             $4,770          $4,384
                 WBI                                    1,208                 3,487                269             819
                                                      -------               -------             ------          ------
                 Combined                             $29,297               $30,084             $5,039          $5,203
                                                      =======               =======             ======          ======

      A reconciliation of consolidated total revenues, net income, and net income per share as previously reported with restated amounts for the three months and nine months ended September 30, 1998 is as follows:

Three months ended September 30, 1998:

                                                                                            Net Income
                                                           Total              Net            Per Common
                                                          Revenues          Income              Share
                                                          --------          ------          -----------
                 Company, as previously
                         reported                         $  8,762         $ 1,490            $  0.32
                 WBI                                         1,195             287
                                                          --------         -------
                 Company, as restated                     $  9,957         $ 1,777            $  0.33
                                                          ========         =======


Nine months ended September 30, 1998:
                                                                                            Net Income
                                                           Total              Net            Per Common
                                                          Revenues          Income             Share
                                                          --------          ------          -----------
                 Company, as previously
                         reported                         $26,597          $ 4,384            $  0.93
                 WBI                                        3,487              819
                                                          -------          -------
                 Company, as restated                     $30,084          $ 5,203            $  0.96
                                                          =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

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

                               FINANCIAL CONDITION

         The Company functions as the sole owner of four commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. Loans outstanding have increased $15,549,000 or 5.4% since year-end. Investment securities have decreased $15,872,000 (19.2%), while interest bearing deposits in other banks and federal funds sold have decreased $11,116,000 (44.3%) and $12,132,000 (79.1%), respectively, since year-end.

         Total assets have decreased $27,176,000 (6.1%) since year-end, while total funds (Deposits plus Federal Funds Purchased, Repurchase Agreements and Other Borrowed Money) have decreased $28,784,000 (7.4%). Total deposits have decreased $35,591,000 (9.5%) since year-end, and Other Borrowed Money has increased $7,207,000 (61.3%). Demand deposits have decreased $14,315,000 (22.0%), and savings deposits (including NOW accounts and the liquid money market accounts) have increased $4,201,000 (3.8%). Time deposits over $100,000 have decreased approximately $19,651,000 (21.3%), while other time deposits have decreased approximately $5,826,000 (5.4%).

         The decrease in total deposits is primarily the result of a movement of large public fund demand and time deposits out of the banks. In demand deposit public fund activity, approximately $12,000,000 has moved out of the Banks since year end. This movement is attributable to one public fund account at Bulloch Bank, which closed during the second quarter of 1999 and carried a balance of approximately $5,300,000 at year end, and one public fund account at Wayne Bank, which is a cyclical account that maximizes its balances at year-end and moved out approximately $6,000,000 during January 1999. In public fund time deposit activity, approximately $12,846,000 has been redeemed out of time deposits over $100,000 and moved out of Bulloch Bank. These time deposits are obtained through competitive bids among other local financial institutions and are a more expensive source of funds. A strategic decision was made to reduce the level of public funds in the Company if these deposits could not be retained at average market rates during the bidding process. Because public funds are required by state banking law to be secured by the pledging of investment securities to the various public entities, these securities are generally purchased to match the maturities or known movements of public funds. Therefore, the investment portfolio has been a primary source of liquidity for these withdrawals. An additional $4,367,000 in time deposits over $100,000 of personal and commercial depositors has also moved out of the Bulloch Bank, also as a result of a realigning the pricing of this type of deposit account.

         The $5,862,000 decrease in other time deposits and an additional $2,484,000 decrease in time deposits over $100,000 is primarily the result of the movement out of Effingham Bank of some known volatile personal and commercial accounts. During late summer and early fall of 1998, Effingham Bank promoted a special CD product to attract and retain deposits as a result of the local competitive environment. This promotion attracted new personal deposits from outside its market area that did not renew at maturity.

         The $7,207,000 increase in Other Borrowed Money represents additional borrowings from the Federal Home Loan Bank of Atlanta. Of this increase, $4,000,000 were borrowed long-term as a means of match funding long-term credit products for the Company's loan customers. Maturities and principal repayments are structured to generally match those of the loans funded by these borrowings. Approximately $3,200,000 represent short-term borrowings maturing within one year.

CAPITAL RESOURCES

         The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1999, the Banks were required to have minimum Tier 1 and Total Risk-Based Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:

                               Tier 1                    Total
                             Risk-based               Risk-based         Leverage
                             Capital Ratio           Capital Ratio         Ratio
                             -------------           -------------         -----
Bulloch Bank                   21.2%                     22.5%            14.2%
Metter Bank                    16.5%                     17.7%            11.6%
Effingham Bank                 10.9%                     12.2%             8.5%
Wayne Bank                     18.5%                     19.7%            13.6%

         These ratios qualify each Bank for the "well-capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 13.0% at September 30, 1999 and 11.8% at December 31, 1998.

LIQUIDITY

         The percentage of loans net of unearned interest to total funds was 84.2% at September 30, 1999 and 74.0% at December 31, 1998. At September 30, 1999 the Banks had $35,046,000 in cash and due from banks, interest bearing deposits in other banks and federal funds sold as compared with $62,358,000 at December 31, 1998. The Banks' liquidity policies typically require that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20.0%. At September 30, 1999, while Bulloch Bank, Metter Bank, and Wayne Bank exceeded this ratio, Effingham Bank reflected a liquidity ratio of less than 10%, primarily as a result of the movement of over $7,000,000 in time deposits out of that Bank, as previously discussed, and continued loan growth. However, the liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

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

         The Company has not identified any material change in its market risk exposure from December 31, 1998 to September 30, 1999. The interest rate environment in which it operates has not changed materially since December 31, 1998. Presented below is an interest rate sensitivity analysis of the Company at September 30, 1999. The analysis indicates that the Company is liability-sensitive through one year, meaning that a greater amount of liabilities are maturing or repricing than assets, which is beneficial in a falling rate environment. Beyond one year, the Company is asset-sensitive, which is beneficial in a rising rate environment, and beyond five years it is liability-sensitive.

Interest Rate Sensitivity Analysis - September 30, 1999

                                                          Term to Repricing or Maturity
                                       --------------------------------------------------------------
                                                         Over Three        Over One         Over Five
                                        Less Than      Months Through     Year Through     Years and
                                       Three Months       One Year         Five Years      Insensitive           Total
Interest Earning Assets:
   Interest Bearing
    Deposits in Other Banks              $ 13,999                                                              $ 13,999
   Investment Securities                      836          $16,682          $ 27,616          $21,797            66,931
   Stock in the FHLB Atlanta                                                                    1,496             1,496
   Federal Funds Sold                       3,203                                                                 3,203
   Loans                                  121,360           53,158            92,048           36,701           303,267
                                         --------         --------         ---------         --------          --------
      Total Interest Earning
        Assets                            139,398           69,840           119,664           59,994           388,896
   Non-interest Earning Assets                                                                 30,213            30,213
                                         --------         --------         ---------         --------          --------
TOTAL ASSETS                             $139,398         $ 69,840          $119,664          $90,207          $419,109
                                         ========         ========          ========          =======          ========

Interest Bearing Liabilities:
   Interest Bearing Deposits             $156,361         $111,168         $  21,758                           $289,287
   Other Borrowed Money                       200            4,037             2,979          $12,754            19,970
                                         --------         --------         ---------         --------          --------
      Total Interest Bearing
        Liabilities                       156,561          115,205            24,737           12,754           309,257
   Interest Free Deposits                                                                      50,807            50,807
   Other Interest Free
     Liabilities and Equity                                                                    59,045            59,045
                                         --------         --------         ---------         --------          --------
TOTAL LIABILITIES AND EQUITY             $156,561         $115,205         $  24,737         $122,606          $419,109
                                         ========         ========         =========         ========          ========

Net Interest Rate
 Sensitivity Gap                         $(17,163)        $(45,365)          $94,927         $(32,399)

Cumulative Gap                           $(17,163)         (62,528)           32,399

Net Interest Rate
 Sensitivity Gap as a Percent
 of Interest Earning Assets                (12.31)          (64.96)            79.33           (35.92)

Cumulative Gap as a Percent of
Cumulative Interest Earning
 Assets                                    (12.31)          (29.88)             9.85

                              RESULTS OF OPERATIONS

INTEREST INCOME

         Total interest income decreased $1,023,000 (3.8%) in the first nine months of 1999 as compared to the first nine months of 1998 and decreased $172,000 (1.9%) in the third quarter of 1999 as compared to the third quarter of 1998. Interest on loans increased $82,000 in the first nine months of 1999 as compared to the first nine months of 1998 and increased $80,000 in the third quarter of 1999 as compared to the third quarter of 1998. These fluctuations are the result of an increase of $13,000,000 in the year-to-date average balance of loans outstanding from September 30, 1998 to September 30, 1999 offset by a decrease in yield on the loan portfolio for these periods from 10.6% to 10.1%. Interest on investments decreased $1,194,000 (27.1%) in the first nine months of this year as compared to the first nine months of 1998 and decreased $236,000 (19.3%) in the third quarter of 1999 from the third quarter of 1998, primarily as a result of a $25,766,000 decrease in the year to date average balance of the investment portfolio.

         During the first nine months of 1999, interest on federal funds sold decreased $40,000 (12.7%) from the first nine months of 1998 and decreased $52,000 (65.8%) during the third quarter of 1999. Interest on Interest-Bearing Deposits in Other Banks increased $129,000 (19.8%) during the first nine months of 1999 from the first nine months of 1998 and increased $36,000 (15.6%) during the third quarter of 1999. These short-term investments are the two means of investing any excess cash from day to day. The total net increase in the combined income of Federal Funds Sold and Interest-Bearing Deposits in Other Banks for the nine months is the result of an increase of $5,804,000 in the combined year-to-date average balance offset by a decrease in the weighted average yield from 5.6% to 4.9%.

INTEREST EXPENSE

         During the first nine months of 1999, the total interest expense decreased $1,431,000 (11.8%) from the first nine months of 1998 and decreased $471,000 (12.1%) during the third quarter of 1999 as compared to the third quarter of 1998. Interest on deposits decreased $1,690,000 (14.6%) in the first nine months of 1999 from the first nine months of 1998 and decreased $555,000 (15.0%) during the third quarter of 1999. These decreases are attributable to a $1,690,000 decrease in the average balance of interest bearing deposits as well as a decrease in the cost of funds from 4.8% in the first nine months of 1998 to 4.4% in the first nine months of 1999. Interest on Other Borrowed Money increased $259,000 (46.0%) in the first nine months of 1999 from the first nine months of 1998 and increased $84,000 (41.4%) in the third quarter of 1999 from the third quarter of 1998, primarily as a result of a $6,063,000 increase in the average balance outstanding of Other Borrowed Money offset by a decrease in the average interest rate from 6.6% in 1998 to 6.3% in 1999.

PROVISIONS FOR LOAN LOSSES

         Provisions for loan losses for the first nine months of 1999 decreased $254,000 (31.9%) from the first nine months of 1998 and decreased $100,000 (37.7%) in the third quarter of 1999 from the third quarter of 1998. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At September 30, 1999 the allowance for loan losses was 1.60% of outstanding loans less unearned interest, compared to 1.53% at December 31, 1998.

         Nonperforming loans were $1,501,000 at September 30, 1999 and $1,205,000 at December 31, 1998. These loans included those on a nonaccrual status of $679,000 and $325,000, respectively, accruing loans contractually past due at least 90 days of $249,000 and $350,000, respectively, and restructured loans of $573,000 and $530,000, respectively. Net loans charged off totaled $112,000 during the first nine months of 1999 as compared to $479,000 during the first nine months of 1998.

NONINTEREST INCOME AND EXPENSE

         Noninterest income increased $236,000 (8.4%) in the first nine months of 1999 from the first nine months of 1998 and increased $114,000 (11.8%) during the third quarter of 1999 as compared to the third quarter of 1998. These increases are reflected primarily in increases in service charges on deposits of $151,000 for the first nine months of 1999 as compared to the first nine months of 1998 and of $70,000 for the third quarter of 1999 as compared to the third quarter of 1998. Other fee income also reflected an increase of $67,000 for the first nine months of 1999 and an increase of $28,000 for the third quarter. The increases in service charges on deposits is the result of a nine month increase of $137,000 in NSF charges and of $15,000 in checking account service charges while the third quarter increase is the result of a $77,000 increase in NSF charges offset by an $8,000 decrease in checking account service charges. The increase in NSF charges is the result of a procedural change at Bulloch Bank in assessing and refunding charges and the resulting increase in the volume of items subject to NSF charges. The nine month increase in checking account service charges is the result of an increase in account fees implemented in the latter part of 1998 at Metter Bank. The $67,000 increase in other fee income for the first nine months of 1999 is primarily the result of increases of $114,000 in ATM fees, $8,000 in safe deposit box rent, $10,000 in debit card commissions and $33,000 in credit life and A&H insurance commissions offset by decreases of $55,000 in mortgage loan origination income, $6,000 on commissions on annuities, life insurance and mutual funds, $10,000 in check cashing fees and $26,000 on gain on sale of available for sale securities recorded in 1998. The increased ATM fees are the result of implementing a non-customer transaction fee for ATM usage for Bulloch Bank and Effingham Bank in late 1998. The decrease in mortgage loan income for the first nine months of 1999 is the result of a decrease in the volume of refinancing mortgages from the first nine months of 1998, which in turn is the result of higher mortgage rates during 1999 than in the first half of 1998.

         Noninterest expense increased $764,000 (7.8%) in the first nine months of 1999 compared to the first nine months of 1998 and increased $201,000 (6.1%) in the third quarter of 1999 as compared to the third quarter of 1998. These increases are the result of an increase in salary and personnel expense of $301,000 and $106,000, an increase in occupancy and equipment expense of $47,000 and $78,000, and an increase in Other Expense of $416,000 and $17,000 during the first nine months of 1999 as compared to the first nine months of 1998 and during the third quarter of 1999 as compared to the third quarter of 1998, respectively. The increase in salary and personnel expense is primarily the result of the addition in late 1998 of a new senior company executive as well as overall salary increases. Other factors are an increase of $28,000 for the nine month period in medical insurance premiums and a $27,000 additional net expense in 1999 for the adoption of the Company's profit-sharing and retirement benefits for employees of Wayne Bank offset by reductions in these expenses in the other banks. The increases in occupancy and equipment expense are the result of a $43,000 nine month increase in depreciation on technology upgrades completed in late 1998 and early 1999 and an $18,000 nine month increase in repairs and maintenance offset by a $9,000 decrease in utilities expense. The increase in Other Expense is primarily attributable to the $333,000 expense incurred during the first quarter relating to the merger with Wayne Bancorp, Inc. and acquisition of Wayne Bank in Jesup, Georgia. This acquisition became effective on April 2, 1999. Other larger increases in this expense include increases of $35,000 in offices supplies, $90,000 in expenses relating to data processing and telecommunication services, $28,000 in telephone expense and $81,000 in consulting fees, all offset by a $39,000 decrease in correspondent bank services charges, a $48,000 decrease in charge card fees and a $48,000 decrease in advertising and public relations.

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

         The Company has completed an evaluation and testing of the Company's computer information systems and has made replacements and upgrades to any noncompliant installation. Because the primary hardware and software systems were already certified by their vendors as Year 2000 compliant, the Company has not incurred any significant costs to date relating to software modifications or new installations for the other systems. Most systems are made compliant through periodic software upgrades provided by the various vendors as part of the license agreements. The Company expects that the costs of becoming Year 2000 compliant will not be material to its financial position or any year's operating results and has not incurred any such material costs. The Company estimates that its total costs of completing any required modifications, upgrades or replacements of these internal systems will not exceed $50,000 for the year 1999; however, the Company cannot assure that the costs it actually incurs will not have a material effect on its financial condition or operating results.

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


                                    FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

DATE:   November 8, 1999              BY:    /s/ James Eli Hodges
     ----------------------               ------------------------------------
                                                 JAMES ELI HODGES
                                                    PRESIDENT

DATE:   November 8, 1999              BY:   /s/ Dwayne E. Rocker
     -----------------------              ------------------------------------
                                                DWAYNE E. ROCKER
                                               SECRETARY-TREASURER
                                           (PRINCIPAL FINANCIAL OFFICER)