Form 10-K
period 1999-12-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 2000-03-29
CIK 357208

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-K


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
         For the Fiscal year ended      December 31, 1999
                                  ----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ________ to ________________

                         Commission file number 0-10853
                                                -------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
     ---------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          GEORGIA                                           58-1458268
------------------------------                        --------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

     40 NORTH MAIN STREET, STATESBORO, GEORGIA                       30459
--------------------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    912-764-6611
                                                   -----------------------------
--------------------------------------------------------------------------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                      COMMON STOCK, $1.00 PAR VALUE
                 ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES [X]                             NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$78,112,815 (as of February 29, 2000).
--------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $1.00 Par Value, 5,592,274 shares outstanding at February 29, 2000
--------------------------------------------------------------------------------

The information required for Part III will be provided by amendment prior to April 29, 2000.

Exhibit Index on Page 4                                       Page 1 of 61 Pages
                                                                        --

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

                                     PART I


ITEM 1.  BUSINESS


                              HISTORY AND BUSINESS

         First Banking Company of Southeast Georgia (the "Company") is a bank holding company which was organized on October 27, 1981. All of the Company's business is presently conducted by its wholly-owned subsidiaries, First Bulloch Bank & Trust Company ("Bulloch Bank"), Metter Banking Company ("Metter Bank"), First National Bank of Effingham ("Effingham Bank") and Wayne National Bank ("Wayne Bank"), (collectively, the "Banks"), which are engaged in bank and bank-related activities. The Company does not engage in any non-bank activities. Bulloch Bank was organized under the laws of the State of Georgia in 1934 as a state banking corporation. On December 31, 1985, Metter Financial Services, Inc. ("Metter Financial") combined with the Company and Metter Financial's subsidiary, Metter Bank, became a wholly-owned subsidiary of the Company. On August 27, 1996, FNB Bancshares, Inc. ("FNB") combined with the Company, and FNB's subsidiary, Effingham Bank, became a wholly-owned subsidiary of the Company. On April 2, 1999, Wayne Bancorp, Inc. ("WBI") combined with the Company, and WBI's subsidiary, Wayne Bank, became a wholly-owned subsidiary of the Company.

         As of December 31, 1999, the Company had consolidated assets of approximately $426 million, consolidated deposits of approximately $340 million and consolidated shareholders' equity of approximately $55 million.

         The Banks accept customary types of demand and time deposits, make installment and commercial loans and offer safe deposit services and individual retirement accounts to their customers. Bulloch Bank also performs corporate, pension and personal trust services as well as other financial services for its customers and for those of Metter Bank and Effingham Bank.

         As of December 31, 1999, Bulloch Bank had a headquarters building, four branch offices and eight ATM installations, and Metter Bank had a headquarters building, a drive-in facility, four ATM installations and a supermarket branch office. Effingham Bank had a headquarters building, two branch offices and three ATM installations. Wayne Bank has one banking office and one ATM installation.


                                   COMPETITION

         The banking business is highly competitive. The Banks emphasize the quality of services they provide. The prices of the Banks' financial products relative to those of other financial institutions is another important variable influencing customer choice. Bulloch Bank's primary market area consists of Bulloch County, Georgia, which has a population of approximately 50,400. Bulloch Bank competes for all types of loans, deposits, and other financial services with three other commercial banks and a branch of a regional bank in Bulloch County. As of December 31, 1999, Bulloch Bank was the largest of the five commercial banks located in Bulloch County, based upon total deposits and total assets.

         Metter Bank's primary market area consists of Candler County, Georgia, which is adjacent to Bulloch County. Candler County has a population of approximately 9,000. Metter Bank competes for all types of loans, deposits and other financial services with one other commercial bank and a local thrift in the county, as well as other providers of financial services in adjacent counties. Metter Bank is the largest of the three financial institutions in its primary service area, based upon total deposits and total assets.

         Effingham Bank's primary market area consists of Effingham County, Georgia, which is included in the Savannah-Chatham County Metropolitan Statistical Area. The county has been recognized as one of the "bedroom" communities of Savannah and has an estimated population of 32,800. The Bank competes for all types of loans, deposits and other financial services with two community banks and two branches of a regional bank. As of December 31, 1999 Effingham Bank was the largest of the three community banks in its market area, based upon total deposits and total assets.

         Wayne Bank's primary market area consists of Wayne County, Georgia, located in southeast Georgia about 100 miles north of Jacksonville, Florida. Wayne County has a population of approximately 25,000. The Bank competes for all types of loans, deposits and other financial services with two credit unions, two branches of community banks based in nearby communities and branches of two regional banks.

         The Company also competes with other financial institutions that are located in Bulloch, Candler, Effingham and Wayne counties as well as with commercial banks, savings and loan associations, other financial institutions and brokerage houses located in Chatham, Evans, Bryan, Screven, Tattnall, Jenkins, Ware and Glynn Counties. To a lesser extent, the Company competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions and competition from unregulated entities, has resulted in the elimination of many traditional distinctions between commercial banks, thrift institutions and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.


                                    EMPLOYEES

         Except for the six officers of the Company, who are also officers of the Banks, the Company does not have any employees. As of December 31, 1999, Bulloch Bank had eighty-nine (89) full-time employees and fourteen (14) part-time employees; Metter Bank had thirty-seven (37) full-time employees and three (3) part-time employees; Effingham Bank had twenty-three (23) full-time employees and eight (8) part-time employees; and Wayne Bank had nineteen(19) full-time employees and seven(7) part-time employees. Management considers employee relations to be generally good. Neither the Company nor the Banks have collective bargaining agreements with any employees.


                           SUPERVISION AND REGULATION

         The Company and the Banks are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of its operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to the Company.

THE COMPANY

         Because the Company owns all of the capital stock of the Banks, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

- Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

-        Acquiring all or substantially all of the assets of any bank; or

-        Merging or consolidating with any other bank holding company.

         Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank which has only been in existence for a limited amount of time or an acquisition which may result in specified concentrations of deposits.

      CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or a company acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Act of 1934, or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

      PERMITTED ACTIVITIES. Under the Bank Holding Company Act, a bank holding company which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

-        factoring accounts receivable,

-        acquiring or servicing loans,

-        leasing personal property,

-        conducting discount securities brokerage activities,

-        performing selected data processing services,

- acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and

-        performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

         On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expand the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Gramm-Leach-Bliley Act relating to permitted activities of bank holding companies and affiliates of banks became effective on March 11, 2000.

         Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. Activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial, investment and advisory services, underwriting securities and limited merchant banking activities.

         To qualify to become a financial holding company, the Banks and any other depository institution subsidiaries of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although the Company is eligible to elect to become a financial holding company, there are currently no plans to make such an election.

         SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for, and to commit resources to support, their depository institution subsidiaries. This support may be required at times when, without this Federal Reserve policy, the bank holding company might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANKS

         The Banks are either commercial banks chartered under the laws of the State of Georgia or national banks organized under the laws of the United States. The FDIC and the Georgia Department of Banking and Finance has supervisory jurisdiction over the state-chartered banks, while the Office of the Comptroller of the Currency ("OCC") has supervisory jurisdiction over national banks. Accordingly, these agencies regularly examine the operations of each Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. These regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, each Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Banks are also subject to numerous state and federal statutes and regulations that affect their business, activities and operations, and they are supervised and examined by one or more state or federal bank regulatory agencies.

         PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 1999, each subsidiary bank qualified for the well-capitalized category.

         Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan up to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The Federal Reserve regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

         FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds.

Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and ranged from 1.16 cents to 1.22 cents per $100 of deposits in 1999.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Banks. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

         OTHER REGULATIONS. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and federal laws concerning interest rates. Each Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

- The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

- The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

- The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

- The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

- The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

- The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of each Bank are subject to:

- The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

- The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

         The Company and the Banks are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance or the OCC, in the case of the Banks. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that is substantially similar to that adopted by the FDIC for banks under its jurisdiction.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 1999, the Company's consolidated ratio of total capital to risk-weighted assets was 19.7%, and the consolidated ratio of Tier 1 Capital to risk-weighted assets was 18.6%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 1999, the Company's consolidated leverage ratio was 13.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

      The Banks and the Company are also subject to other capital guidelines issued by their respective supervisory agencies which provide for minimum ratios of total capital to total assets.

         Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from the Banks. The Banks pay dividends to the Company, and those dividends constitute the principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders. Statutory and regulatory limitations apply to each Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

         If, in the opinion of the federal banking regulator, any of the Banks were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" above.

         The Georgia Department of Banking and Finance also regulates each state-chartered bank's dividend payments and must approve dividend payments that would exceed 50% of such bank's net income for the prior year. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         At December 31, 1999, the Banks were collectively able to pay approximately $3,469,000 in dividends to the Company without prior regulatory approval.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Company and the Banks are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

-        loans or extensions of credit to affiliates;

-        investment in affiliates;

- the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

- loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

- any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

         The Company and the Banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Banks are also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

        Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  PROPERTIES

         The Company's and Bulloch Bank's main office is located at 40 North Main Street, Statesboro, Georgia.

         The first of Bulloch Bank's four branches was opened January 17, 1972, and is located in Portal, Georgia, a farming community twelve miles north of Statesboro, Georgia. A second branch is located at the Statesboro Mall, which is approximately two miles east of the main office. Bulloch Bank's third branch office is approximately one mile south of the main office and near Georgia Southern University in the College Plaza Shopping Center. Bulloch Bank opened its fourth branch office in October 1996 in the Wal-Mart Supercenter located approximately two miles east of the main office on U. S. Highway 80 East. Bulloch Bank maintains eight automated teller machines located at the Mall Office, the College Plaza Office, the Wal-Mart Office, near the junction of U.S. Highways 301 and 80 (the "Northside ATM"), in the main lobby of Ogeechee Technical Institute, and three machines on the campus of Georgia Southern University, one on Chandler Road, one in the University Union Building and one on Lanier Drive near Paulson Stadium. The Northside ATM is equipped with a night depository, a service not available at the other ATMs. These machines enable the Bank to provide twenty-four hour banking services to its customers.

         Bulloch Bank owns all the properties except the Wal-Mart location and five of the other ATM locations. The Wal-Mart location is leased for a term of five years until October 2001. The Northside ATM land is currently leased on a month to month basis. The Chandler Road location is currently leased for a five year term until December 2001, and the University Union location is leased on a yearly automatic renewal basis. The Lanier Drive ATM location is leased for a term of five years until September 2002. The Ogeechee Technical Institute location is leased for a one year term until November 2000.

         Metter Bank's main office is located at 2 S.E. Broad Street, Metter, Georgia. Metter Bank operates a drive-in facility located approximately 200 yards southeast of the main office and during 1990 opened a branch in a supermarket which is approximately one-half mile from the main office. Metter Bank maintains four ATM locations, one at the drive-in facility, two near the Interstate 16 interchange, and one at the supermarket location. Metter Bank owns all the properties except the supermarket branch facility, which is currently under a five year lease expiring in September 2002, and the Interstate 16 ATM locations, which are leased for five year terms, one until February 2001 and the other until July 2003.

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

         Wayne Bank's main office is located at 818 South First Street, Jesup, Georgia. The Bank commenced business in September 1990 in temporary facilities and completed constructed of its current office in 1992. One ATM machine is located on the main office premises. Wayne Bank owns its facility and does not rent or lease any property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol FBCG. At December 31, 1999 First Banking Company had 1,673 shareholders of record. The following table sets forth on a per share basis the high and low sale prices of the Company's common stock and the cash dividends paid by the Company on a quarterly basis for 1999 and 1998, adjusted for the 25% stock dividend paid in May 1998.


                             HIGH             LOW          DIVIDEND

1999

First Quarter              $ 23.50         $ 20.00          $0.15
Second Quarter               24.00           19.50           0.15
Third Quarter                30.00           19.00           0.17
Fourth Quarter               26.00           17.63           0.17

1998

First Quarter              $ 27.20         $ 20.80          $0.13
Second Quarter               27.00           23.80           0.13
Third Quarter                28.75           24.00           0.13
Fourth Quarter               26.50           22.25           0.13

ITEM 6.  SELECTED FINANCIAL DATA

         (Dollars in thousands, except per share data)


                                            1999                1998                1997                1996                1995

Interest Income                          $   35,139          $   36,131          $   35,084          $   33,622          $   29,905
Interest Expense                             14,104              16,067              15,936              15,473              13,446
                                         ----------          ----------          ----------          ----------          ----------
 Net Interest
  Income                                     21,035              20,064              19,148              18,149              16,459
                                         ----------          ----------          ----------          ----------          ----------
Provision for
 Loan Losses                                    646               1,018               1,086                 785                 859
 Net Interest Income
  After Provision                            20,389              19,046              18,062              17,364              15,600
Noninterest Income                            4,165               3,737               3,565               3,108               2,838
Noninterest
 Expense                                     14,277              13,385              12,466              11,703              11,056
                                         ----------          ----------          ----------          ----------          ----------
Income Before
  Income Taxes                               10,277               9,398               9,161               8,769               7,382
                                         ----------          ----------          ----------          ----------          ----------
Provision for
 Income Taxes                                 3,339               2,734               2,672               2,767               2,178
                                         ----------          ----------          ----------          ----------          ----------

Net Income                               $    6,938          $    6,664          $    6,489          $    6,002          $    5,204
                                         ==========          ==========          ==========          ==========          ==========

Net Income per common and
  potential shares outstanding:
  Basic                                  $     1.24          $     1.22          $     1.22          $     1.14          $     0.99
                                         ==========          ==========          ==========          ==========          ==========
  Diluted                                $     1.24          $     1.22          $     1.21          $     1.12          $     0.98
                                         ==========          ==========          ==========          ==========          ==========

Cash Dividends:
  Declared/Paid                          $    3,579          $    2,589          $    2,323          $    1,699          $    1,274
  Per Share                              $     0.64          $     0.52          $     0.47          $     0.38          $     0.31
Book Value at Year
  End-Per Share                          $     9.91          $     9.50          $     8.77          $     7.94          $     7.19
Weighted average common and
 potential shares outstanding:
  Basic                                   5,591,858           5,440,917           5,314,934           5,283,984           5,279,267
  Diluted                                 5,597,099           5,471,407           5,380,807           5,343,392           5,329,319

Total Assets                             $  426,142          $  446,245          $  462,281          $  427,271          $  388,017
Other Borrowed
  Money                                  $   23,948          $   11,763          $    9,418          $   10,918          $    7,324

         The book value per share, cash dividends, and average shares outstanding reflect the 8-for-5 stock split effected in the form of a 60% stock dividend effective May 15, 1995, the five-for-four stock split effected in the form of a 25% stock dividend effective June 30, 1997, the five-for-four split effected in the form of a 25% stock dividend effective May 29, 1998, and the acquisitions of Effingham Bank and Wayne Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION

         First Banking Company of Southeast Georgia (the "Company") owns all of the outstanding stock in First Bulloch Bank & Trust Company, Metter Banking Company, First National Bank of Effingham and Wayne National Bank ("the Banks"). Effective April 2, 1999, the Company consummated its merger of the Wayne Bank into the Company. The Company exchanged 876,855 shares of its common stock and cash of approximately $8,000 for all the outstanding common stock of Wayne Bancorp, Inc. ("WBC"), parent company of Wayne Bank. The merger was accounted for as a pooling-of-interests. All of the operations of the Company are conducted by the Banks. Management's discussion and analysis, which follows, relates primarily to the Banks.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined in the regulations and as set forth in the table below. Management believes that as of December 31, 1999 the Company and the Banks meet all capital adequacy requirements to which they are subject.

         As of December 31, 1999, the most recent notifications from the Federal Deposit Insurance Corporation categorized each bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", each bank must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed such institutions' category.

         The Company's and the Banks' actual capital amounts and ratios as of December 31, 1999 are as follows (dollars in thousands):


                                                                                                       TO BE WELL CAPITALIZED
                                                                                FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                                        ACTUAL               ADEQUACY PURPOSES             ACTION PROVISIONS
                                                 AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT            RATIO
                                                -------        -----        -------       -----        ------            -----
As of December 31, 1999:

Total Capital (to Risk-weighted Assets):
  Company                                       $59,224        19.7%        $23,998        8.0%        Not Applicable
  Bulloch Bank                                   31,406        22.4%         11,208        8.0%        $14,010            10.0%
  Metter Bank                                    10,357        13.5%          6,140        8.0%          7,676            10.0%
  Effingham Bank                                  5,689        12.6%          3,611        8.0%          4,513            10.0%
  Wayne Bank                                      7,463        19.6%          3,041        8.0%          3,801            10.0%
Tier I Capital (to Risk-weighted Assets):
  Company                                       $55,461        18.6%        $11,999        4.0%        Not Applicable
  Bulloch Bank                                   29,647        21.2%          5,604        4.0%        $ 8,406             6.0%
  Metter Bank                                     9,393        12.2%          3,070        4.0%          4,605             6.0%
  Effingham Bank                                  5,124        11.4%          1,805        4.0%          2,708             6.0%
  Wayne Bank                                      6,988        18.4%          1,521        4.0%          2,281             6.0%
Tier I Capital (to Average Assets):
  Company                                       $55,461        13.2%        $16,867        4.0%        Not Applicable
  Bulloch Bank                                   29,647        14.9%          5,989        3.0%        $ 9,981             5.0%
  Metter Bank                                     9,393         8.8%          3,205        3.0%          5,342             5.0%
  Effingham Bank                                  5,124         8.3%          2,472        4.0%          3,090             5.0%
  Wayne Bank                                      6,988        13.1%          1,595        3.0%          2,658             5.0%


LIQUIDITY

  The percentage of loans net of unearned income to deposits was 91.4% at December 31, 1999 and 76.6% at December 31, 1998. At December 31, 1999, the Banks held $31,895,000 in cash and due from banks, interest bearing deposits and federal funds sold as compared to $62,358,000 at December 31, 1998.

  Operating activities provided cash to the Company of $8,277,000 and $8,798,000 in 1999 and 1998, respectively. Investing activities, which primarily consist of granting loans to customers and purchasing investment securities, provided cash of $20,603,000 and $8,067,000 in 1999 and 1998, respectively. The Banks invested $1,534,000 and $1,737,000 in premises and equipment in 1999 and 1998, respectively. Financing activities used cash of $26,195,000 and $22,668,000 in 1999 and 1998, respectively. Financing activities consist primarily of accepting deposits from customers, the payment of dividends to shareholders, and occasional strategic borrowing from the Federal Home Loan Bank. Dividend payments were $3,579,000 in 1999 and $2,589,000 in 1998.

  Effective June 30, 1997 and May 29, 1998, the Company declared at each date a five-for-four split of its common stock effected in the form of a 25% stock dividend. All references to share and per share amounts reflect these splits.

FINANCIAL CONDITION

  Total assets decreased $20,103,000 (4.5%) at December 31, 1999 from December 31, 1998 and decreased $16,036,000 (3.5%) at December 31, 1998 from December 31, 1997. The 1999 decline was primarily in interest bearing deposits in other banks, Federal Funds sold, and investment securities, all of which funded the deposit runoff of $35,343,000. The 1998 decline was primarily in cash and due from banks and investment securities, which provided funds for a deposit runoff of $23,676,000. A detailed discussion of the major components of the changes follows.

INVESTMENT SECURITIES. The Company has classified its investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold investment securities to maturity. At December 31, 1999 and 1998, $49,304,000 and $62,427,000, respectively, of investment securities were classified as available for sale. A net of tax unrealized loss of $394,000 and a net of tax unrealized gain of $528,000 at December 31, 1999 and 1998, respectively, were included in accumulated comprehensive income related to available for sale securities. There were no realized losses in 1999 and 1998 from the sale or call of investment securities. Gross unrealized losses for all investment securities at December 31, 1999 were $768,000. Such losses are not expected to have any adverse impact on future operations of the Company.

         The following table sets forth the carrying amounts of investment securities available for sale at the dates indicated (dollars in thousands):


                                                          DECEMBER 31
                                           ------------------------------------------
                                             1999             1998             1997
                                           --------         --------         --------
U.S. Treasury Securities.............      $  3,526         $  5,624         $ 13,332
U.S. Government Agencies.............        38,261           48,797           62,399
States and Political Subdivisions....         6,957            7,319            6,197
Other................................           560              687              777
                                           --------         --------         --------
                                           $ 49,304         $ 62,427         $ 82,705
                                           ========         ========         ========

         The following table sets forth the maturities of debt securities available for sale at December 31, 1999, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) (dollars in thousands):


                                                                                    MATURING
                                              -------------------------------------------------------------------------------------
                                                   WITHIN              AFTER ONE BUT         AFTER FIVE BUT             AFTER
                                                  ONE YEAR           WITHIN FIVE YEARS      WITHIN TEN YEARS           TEN YEAR
                                              -----------------      -----------------      ----------------       ----------------
                                               AMOUNT     YIELD        AMOUNT    YIELD       AMOUNT    YIELD       AMOUNT     YIELD
                                               ------     -----        ------    -----       ------    -----       ------     -----
U.S. Treasury Securities................      $ 1,752     6.01%       $ 1,774    5.45%
U.S. Government Agencies................       14,870     5.98         16,678    6.07        $2,210    6.25%       $4,503     5.96%
States and Political Subdivisions(1)....          416     6.61          2,196    6.67         3,293    5.59         1,052     7.15
                                              -------     ----        -------    ----        ------    ----        ------     ----
                                              $17,038     6.00%       $20,648    6.08%       $5,503    5.86%       $5,555     6.18%
                                              =======     ====        =======    ====        ======    ====        ======     ====


         The following table sets forth the carrying amounts of investment securities held to maturity at the dates indicated (dollars in thousands):


                                                            DECEMBER 31,
                                             ------------------------------------------
                                               1999             1998             1997
                                             --------         --------         --------

U.S. Treasury Securities ............                                          $  3,701
U.S. Government Agencies ............        $     70         $    176            1,264
States and Political Subdivisions ...          20,032           21,353           21,396
                                             --------         --------         --------
                                             $ 20,102         $ 21,529         $ 26,361
                                             ========         ========         ========

         The following table sets forth the maturities of investment securities held to maturity at December 31, 1999, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) (dollars in thousands):


                                                                                      MATURING

                                              -------------------------------------------------------------------------------------
                                                    WITHIN              AFTER ONE BUT        AFTER FIVE BUT             AFTER
                                                   ONE YEAR           WITHIN FIVE YEARS     WITHIN TEN YEARS          TEN YEARS

                                              ------------------     ------------------    -----------------     ------------------

                                              AMOUNT       YIELD      AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT      YIELD
                                              ------       -----     -------      -----    -------      -----    -------      -----
U.S. Government Agencies ..............                              $    67      7.81%
States and Political Subdivisions(1)...       $2,761       8.02%       4,854      6.20     $ 3,926      6.63%    $ 8,274      7.78%
                                              ------       ----      -------      ----     -------      ----     -------      ----
                                              $2,761       8.02%     $ 4,921      6.22%    $ 3,926      6.63%    $ 8,274      7.78%
                                              ======       ====      =======      ====     =======      ====     =======      ====


         (1) Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34 percent. The tax equivalent rate has been reduced by 0.35% to allow for estimated disallowance of interest expense.

         No securities of a single issuer held by the Company, excluding U.S. Treasury and U.S. Government Agencies, exceeded 10% of total shareholders' equity in 1999, 1998, and 1997.

LOANS. Loans net of unearned interest increased $23,567,000 or 8.2% in 1999 as compared to 1998 and increased $9,901,000 or 3.4% in 1998 as compared to 1997. These increases were the result of continued strong economic activity, both consumer and commercial, in the Company's market.

         The Company's loan portfolio consists of the following categories of loans:

         Commercial and Agricultural. Commercial, Financial and Agricultural loans consist of all business and agricultural loans not secured by real estate. The borrowers in this category are generally small to medium sized businesses located in the market area of the Company. Most loans in this category are collateralized. Types of collateral include accounts receivable, inventory, equipment, furniture and fixtures, and certificates of deposit. Risks associated with these types of loans include bankruptcy, economic downturn, deteriorating collateral, crop failure as a result of extreme or poor weather, and changes in market prices for underlying crops in the case of agricultural loans.

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

         Real Estate - Other. Loans classified as real estate - other include all loans which are secured by real estate that are made for consumer, commercial, financial or agricultural purposes and which are not construction loans. The primary collateral on such loans is first lien mortgages, but also includes second-mortgage positions. Risks associated with this type loan are typically the same as those classified "Commercial, Financial, and Agricultural" and "Installment and Other Consumer".

         Installment and Other Consumer. Installment and Other Consumer consists of consumer loans made for personal, household and family purposes, such as home improvement and automobile purchases. Types of collateral include automobiles, mobile homes, savings accounts, and stock. Risks associated with such loans include deteriorating collateral, general economic downturn, and bankruptcy.

         Agricultural-related loans. Agricultural-related loans comprise approximately 9.2% of the total loan portfolio at December 31, 1999. Agricultural-related loans are defined as those loans secured by farmland as well as those originated to finance agricultural production, which includes irrigated and non-irrigated row crops, food and feed grain, livestock and other enterprises, such as timber and pecans. The Company limits such loans to operators who exhibit strong financial ability and proven performance and can offer the collateral deemed necessary for their individual lines of credit. Agricultural-related loans made for real estate or for equipment follow the general guidelines discussed below in "Credit Underwriting and Monitoring." Crop production and livestock operation loans typically require liens on the livestock or the current year crop production. Farm visits and inspections are performed periodically to assess the collateral and the overall soundness of the operation. A customized repayment plan is developed for each operator based upon his projected cash flow from crop production or livestock sales. Risks associated with such loans are typically those identified above in "Commercial and Agricultural," but also include poor production associated with unfavorable weather conditions as well as an unfavorable farm-to-market economic relationship.

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

         The Company operates under a comprehensive loan policy which individually addresses the various types and purposes of loans the Banks can make and defines acceptable collateral. The lending policy emphasizes the financial strength and cash flow position of the borrower and considers collateral as the last resort source of repayment. The Company also has in place a formal loan classification and grading system, performed as a separate and independent function within the Company. All loans are assigned a grade and are subject to review based on the perceived risk of loss to the Company. Such review includes verification of all necessary documentation as well as financial statement analysis and compliance with regulations and bank policy.

         Economy of the Market Area. The Company's primary market area is comprised of Bulloch, Candler, Effingham, Wayne and contiguous counties of southeast Georgia. The local economy is a diversified mix of manufacturing, retail and service and agriculture. Statesboro-Bulloch County is a retail hub which draws from an eight county area and is also the home of Georgia Southern University, enrolling 14,000 students and employing 2,000 faculty and staff. Ogeechee Technical Institute is a drawing card for industries looking to locate in southeast Georgia. Metter-Candler County has also experienced commercial development in terms of motels, restaurants, and other retail businesses around the Interstate 16 interchange which cater to travelers. Several companies have relocated their distribution facilities to Metter. The American Language Institute, established near Metter several years ago, is designed to provide intense instruction in the English language to foreign executives. Springfield-Rincon-Effingham County is included as part of the Savannah- Chatham County, Georgia Metropolitan Statistical Area. This area has experienced tremendous growth in recent years as a result of population movement from Savannah-Chatham County, and the correlating growth in retail and service businesses from the increased population, and of the establishment of a large paper mill in the county. The Jesup and Wayne County area is driven primarily by industry and agriculture, supplemented by retail services. Among the larger employers is a large paper mill, which has been a long term, stable employer in the county. Altamaha Technical Institute provides instruction to improve the skills of the local labor force.

         In the manufacturing sector the Company's market area is home to seventy-plus manufacturers, ranging from meat packing, lumber mills, two paper mills, grey-iron foundry, meter and valve production, and garment manufacturing to computer form production, steel recycling, structural glass panel manufacturing and lawn mower engines. Agriculture and agribusiness account for approximately one-third of the local economy in terms of economic impact. Major cash producers include Vidalia onions, peanuts, cotton, forestry, tobacco, corn, poultry, beef and swine. The resurgence of cotton has led to the construction of three cotton gins in the area and the major upgrading of an existing one. A technological advance in controlled atmospheric storage enables Vidalia onion growers to store their crop and ship year-round all across the nation.

         The following tables present the composition of the Company's loan portfolio at December 31 for the past five years as well as the maturities and sensitivities of loans to changes in interest rates.


                                                                          LOAN PORTFOLIO
                                                                     (DOLLARS IN THOUSANDS)
                                                                           DECEMBER 31,
                                        --------------------------------------------------------------------------------
                                           1999              1998              1997             1996              1995

Commercial and Agricultural ......      $ 64,843          $ 61,312          $ 58,217          $ 53,199          $ 56,938
Real Estate - Construction .......        15,427            15,538            15,597            19,432            13,704
Real Estate - Other ..............       201,443           180,089           174,155           150,400           134,532
Installment and Other Consumer ...        29,457            30,993            31,041            31,437            27,324
                                        --------          --------          --------          --------          --------
    Total ........................      $311,170          $287,932          $279,010          $254,468          $232,498
                                        ========          ========          ========          ========          ========

         The maturities of the indicated loans at December 31, 1999 are as follows (dollars in thousands):


                                                            MATURING
                                        --------------------------------------------------
                                                     AFTER ONE
                                         WITHIN      BUT WITHIN     AFTER
                                        ONE YEAR     FIVE YEARS   FIVE YEARS       TOTAL

                                        --------------------------------------------------
Commercial and Agricultural..........   $ 37,315     $  18,700     $  8,828      $  64,843
Real Estate - Construction...........     10,264         1,860        3,303         15,427
Real Estate - Other..................     69,502        86,774       45,167        201,443
Installment and Other Consumer.......     10,005        17,847        1,605         29,457
                                        --------     ---------     --------      ---------

    Total............................   $127,086     $ 125,181     $ 58,903      $ 311,170
                                        ========     =========     ========      =========



                                                            INTEREST SENSITIVITY
                                                           (dollars in thousands)
                                                              DECEMBER 31, 1999
                                                   -------------------------------------

                                                     FIXED         VARIABLE
                                                      RATE           RATE         TOTAL

                                                   -------------------------------------
Due Within One Year..............................  $ 91,935       $ 35,151     $ 127,086
Due After One But Within
  Five Years.....................................    95,665         29,516       125,181
Due After Five Years.............................    32,514         26,389        58,903
                                                   --------       --------     ---------

    Total........................................  $220,114       $ 91,056     $ 311,170
                                                   ========       ========     =========

         The risks associated with granting loans at fixed rates is that the deposits funding such loans may reprice at higher rates prior to the loan's maturity. The Company mitigates such risk by managing the maturity and repricing match of interest bearing assets and liabilities. See "Market Risk."

         The Banks have no foreign loans or significant potential problem loans that are not already disclosed herein nor any other significant interest bearing assets required to be disclosed.

NONPERFORMING ASSETS. The following table presents the Company's nonperforming assets at year-end for the past five years.


                                                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
                                                             (dollars in thousands)
                                                                  DECEMBER 31,
                                     ----------------------------------------------------------------------
                                      1999            1998            1997            1996            1995

Nonaccrual Loans ..............      $  442          $  325          $  475          $  353          $  549
Accruing Loans Past Due
  at least 90 days ............         382             350             147             207             368
Restructured Loans ............         587             530             649             856             751
                                     ------          ------          ------          ------          ------
Total Nonperforming Loans .....       1,411           1,205           1,271           1,416           1,668
Other Real Estate .............         428             413             369             447             337
                                     ------          ------          ------          ------          ------
 Total Nonperforming Assets ...      $1,839          $1,618          $1,640          $1,863          $2,005
                                     ======          ======          ======          ======          ======

         Interest income that would have been recorded on these nonperforming loans in accordance with their original terms amounted to $93,000, $101,000, $164,000, $172,000 and $110,000 in 1999, 1998, 1997, 1996 and 1995,
respectively, compared with amounts received of $32,000, $29,000, $96,000, $52,000 and $54,000 for such years, respectively. At December 31, 1999, all restructured loans were performing in accordance with their restructured terms, except two loans with principal balances totaling $84,000, both of which were over 90 days past due and still accruing.

  Nonaccrual loans by loan category in 1999 included, $133,000 in real estate-other, $166,000 in installment and other consumer loans, $64,000 in commercial loans, and $79,000 in agricultural loans.

         Loans are placed on non-accrual status when management does not consider the collection of interest to be reasonably assured. It is the Company's policy to allow any loan past due greater than 90 days to remain on an accrual basis if it is well collateralized and in process of collection. All loans 120 days past due, however, are charged-off.

DEPOSITS. Average deposits decreased $19,214,000 in 1999 and increased $9,272,000 in 1998. The 1999 decrease in average deposits is the result of decreases of $4,396,000 in NOW accounts, $1,745,000 in money market accounts, and $16,100,000 in total time deposits, offset by a $1,291,000 increase in savings deposits and a $1,736,000 increase in demand deposits. The overall cost of funds decreased 0.40% from 1998 to 1999. The decrease in total time deposits is attributable to a $7,269,000 decrease in time deposits over $100,000 and a $8,831,000 decrease in other time deposits. Factors impacting the decrease in time deposits over $100,000 are discussed in the paragraph below. The decrease in other time deposits is the result of the movement of some known volatile personal and commercial accounts. During 1998 one of the Banks promoted a special time certificate product to attract and retain deposits as a result of the local competitive environment. This promotion attracted new personal time deposits from outside its market area that did not renew at maturity in 1999. The 1998 growth is primarily the result of a net increase of $2,694,000 in total money market and savings deposits, $5,105,000 in demand deposits and $6,061,000 in NOW accounts offset by a $4,588,000 decrease in total time deposits. The 1998 decrease in total time deposits is attributable to a public fund entity which redeemed $5,000,000 at maturity in early 1998 for reinvestment outside the local market area. The increase in average demand deposits in 1998 is attributable to another public fund account converting from the NOW account classification to demand deposits as of June 30, 1998. The increase in NOW accounts is primarily the result of a new local public fund account which opened in December 1997 and carried an average balance of approximately $4,850,000 in 1998.

         At December 31, 1999 and 1998, time deposits $100,000 and above comprised 19.8% and 24.5% of total deposits and 15.9% and 20.6% of total assets, respectively. Peer average of time deposits $100,000 and above to total assets was 10.6% at December 31, 1998. At December 31, 1999 and 1998, 13.8% and 25.6%,
respectively, of total time deposits over $100,000 were deposits of state and local governmental entities. Such deposits are acquired from, and rates paid are based on, competitive bids with other local commercial banks in the market area. State banking regulations require public fund deposits in excess of the FDIC coverage of $100,000 be collateralized by pledging securities in the investment portfolio. Because of the volatility of such deposits, securities are generally purchased to match maturities of the corresponding time deposit. However, because these deposits are typically more expensive, a strategic decision was made to reduce the level of public funds in the Company if these deposits could not be retained at average market rates in the bidding process. Therefore, the Company experienced a decrease of approximately $14,288,000 in public fund time deposits over $100,000 from 1998 to 1999.

         The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 1999, 1998 and 1997 (dollars in thousands):


                                                                  YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------
                                             1999                          1998                         1997
                                     --------------------        ----------------------        ----------------------
                                    AVERAGE                      AVERAGE                       AVERAGE
                                     AMOUNT          RATE         AMOUNT           RATE         AMOUNT           RATE
                                    --------         ----        --------          ----        --------          ----
Deposits:
 Demand ......................      $ 53,399         0.00%       $ 51,663          0.00%       $ 46,558          0.00%
 NOW .........................        64,288         2.84          68,684          3.21          62,623          3.14
 Money Market ................        28,138         2.94          29,883          3.37          28,589          3.23
 Savings .....................        19,404         2.39          18,113          2.98          16,713          3.00
 Time ($100,000 and above) ...        78,192         5.62          85,461          6.04          88,744          6.01
 Other Time ..................       105,106         5.19         113,937          5.61         115,242          5.62
                                    --------         ----        --------          ----        --------          ----
   Total .....................      $348,527         3.72%       $367,741          4.16%       $358,469          4.24%
                                    ========         ====        ========          ====        ========          ====

         As of December 31, 1999, time deposits of $100,000 or more totaled $67,540,000. The maturities of all time deposits over $100,000 are as follows (dollars in thousands):

         Three months or less.........................    $ 23,991
         Over three months through six months.........      15,475
         Over six months through twelve months........      20,572
         Over twelve months...........................       7,502
                                                          --------

           Total......................................    $ 67,540
                                                          ========

OTHER BORROWED MONEY. Other borrowed money increased $12,185,000 from December 31, 1998 to December 31, 1999 and increased $2,344,000 from December 31, 1997 to December 31, 1998. Funds may be borrowed from the Federal Home Loan Bank of Atlanta on a short-term basis for liquidity purposes, and they may be strategically borrowed long-term as a means of providing funding for long-term credit products to the Company's loan customers. In these instances, maturities and principal repayments are structured to generally match those of the loans funded by these borrowings. At December 31, 1999 and 1998, the Company also had short-term borrowings outstanding of $1,650,000 and $1,400,000, respectively, in repurchase agreements.

         There were no short-term borrowings for which the average balance outstanding during the period was more than 30% of shareholders' equity for each of the years ended December 31, 1999, 1998 and 1997.

MARKET RISK

ASSET AND LIABILITY MANAGEMENT. The Company's principal business is the making of loans, funded by customer deposits and, occasionally, other borrowed funds. Consequently, a significant portion of the Company's assets and liabilities are monetary in nature and fluctuations in interest rates will affect the Company's future net interest income and cash flows. This interest rate risk is the Company's primary market risk exposure. Currently, the prime rate is the Company's primary interest rate risk. The Company does not enter into derivative financial instruments such as futures, forwards, swaps, and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. The Company's exposure to market risk is reviewed on a regular basis by its management.

         The Company engages in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest rate changes without unduly penalizing current earnings. As part of this strategy, the Company actively manages the amounts and maturities of its assets and liabilities.

         The Company measures interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

         The table below presents a "gap analysis" based solely on the maturity of all of the Company's financial instruments and does not take into account the repricing opportunities of variable rate instruments. The table is presented to comply with required disclosures about market risk. Because a significant portion of the loan portfolio is comprised of variable rate loans, a gap analysis based solely on maturity rather than repricing opportunities does not provide a complete indication of the Company's interest rate risk. The time period indicated in the table represents the time period during which the asset or liability matures. NOW, money market, and savings accounts have been included in "less than three months."

INTEREST RATE SENSITIVITY ANALYSIS
December 31, 1999 (dollars in thousands)

                                                      TERM TO MATURITY
                                ----------------------------------------------------------------                            WEIGHTED
                                                      YEARS                            OVER FIVE                            AVERAGE
                                ---------------------------------------------------    YEARS AND                            INTEREST
                                    ONE       TWO      THREE      FOUR       FIVE     INSENSITIVE     TOTAL     FAIR VALUE    RATE
                                ---------  --------   --------  --------   --------   -----------    --------   ----------  --------

Interest Earning Assets:
  Interest Bearing Deposits
    in Other Banks              $   5,759                                                            $   5,759   $   5,759     4.70%
  Federal Funds Sold                1,547                                                                1,547       1,547     4.50
  Investment Securities            19,799  $  6,819   $  7,590  $  6,818   $  4,342     $  23,818       69,186      69,406     5.70
  Stock of FHLB of Atlanta                                                                  1,563        1,563       1,563
  Loans                           127,086    48,496     45,205    15,965     15,515        58,903      311,170     303,518     9.40
                                ---------  --------   --------  --------   --------     ---------    ---------   ---------
    Total Interest
       Earning Assets           $ 154,191  $ 55,315   $ 52,795  $ 22,783   $ 19,857     $  84,284    $ 389,225   $ 381,793
  Noninterest Earning
       Assets                                                                              36,917       36,917      36,957
                                ---------  --------   --------  --------   --------     ---------    ---------   ---------
Total Assets                    $ 154,191  $ 55,315   $ 52,795  $ 22,783   $ 19,857     $ 121,201    $ 426,142   $ 418,750
                                =========  ========   ========  ========   ========     =========    =========   =========
Interest Bearing Liabilities:
  Interest Bearing Deposits     $ 260,029  $ 17,961   $  3,965  $  1,179   $  1,195                 $ 284,329   $ 285,908     4.21
  Other Borrowed Money and
    Repurchase Agreements          10,589        30      1,483       629        532     $  12,335      25,598      25,482     6.06
                                ---------  --------   --------  --------   --------     ---------   ---------   ---------
    Total Interest Bearing
      Liabilities                 270,618    17,991      5,448     1,808      1,727        12,335     309,927     311,390
    Interest Free Deposits                                                                 56,012      56,012      56,012
  Other Interest Free
   Liabilities and Equity                                                                  60,203      60,203      60,203
                                ---------  --------   --------  --------   --------     ---------   ---------   ---------
Total Liabilities & Equity      $ 270,618  $ 17,991   $  5,448  $  1,808   $  1,727     $ 128,550   $ 426,142   $ 427,605
                                =========  ========   ========  ========   ========     =========   =========   =========

Net Interest Rate
  Sensitivity Gap               $(116,427) $ 37,324   $ 47,347    20,975   $ 18,130     $  (7,309)
Cumulative Gap                  $(116,427) $(79,103)  $(31,756)  (10,781)  $  7,349

Net Interest Rate
  Sensitivity Gap as a
  Percent of Interest
  Earning Assets                    (75.5)     67.5       89.7      92.1       91.3          (8.7)

Cumulative Gap as a Percent
  of Cumulative Interest
  Earning Assets                    (75.5)    (37.8)     (12.1)     (3.8)       2.4


   The cumulative gap as a percent of cumulative interest earning assets was (42.4%), (16.6%), (1.6%), 3.8% and 7.9% for year one, two, three, four and five, respectively, as of December 31, 1998. The cumulative gap as of December 31, 1998 indicated that rate sensitive liabilities would also mature faster than rate sensitive assets.

  The following table sets forth the consolidated average balance sheets for the Company, total interest earned on earning assets, total interest paid on deposits, and average rates earned on earning assets and paid on interest bearing liabilities. This information is presented for the years ended December 31, 1999, 1998 and 1997.

               AVERAGE BALANCE SHEETS, INCOME/EXPENSE AND AVERAGE
                          YIELDS EARNED AND RATES PAID
                             (DOLLARS IN THOUSANDS)
                            YEAR ENDED DECEMBER 31,


                                --------------------------------------------------------------------------------------------------
                                               1999                             1998                            1997
                                --------------------------------------------------------------------------------------------------
                                AVERAGE      INTEREST    YIELD/     AVERAGE    INTEREST     YIELD/    AVERAGE    INTEREST   YIELD/
                                BALANCE    EARNED/PAID    RATE      BALANCE  EARNED/PAID     RATE     BALANCE  EARNED/PAID   RATE
                                -------    -----------    ----      -------  -----------     ----     -------  -----------   ----

ASSETS
Interest Earning Assets:
  Interest Bearing Deposits
    in Other Banks               $ 18,989    $   954      5.02%    $ 18,567    $ 1,001      5.39%     $ 12,048   $   680     5.64%
  Investment Securities:
    Taxable                        47,481      2,833      5.97       69,327      4,086      5.89        78,452     4,696     5.99
    Tax Exempt(1)                  26,455      1,369      7.30       27,057      1,430      7.48        24,700     1,335     7.66
  Federal Funds Sold                6,799        332      4.88        8,213        435      5.30         6,833       401     5.87
  Loans (Less Unearned):
    Taxable (2)                   293,711     29,348      9.99      278,780     28,833     10.34       263,920    27,650    10.48
    Tax Exempt(1)                   4,700        303      9.24        4,942        346     10.08         4,829       322     9.56
                                 --------    -------      ----     --------    -------     -----       -------   -------    -----
Interest Earning
 Assets(1)                        398,135     35,139      9.00      406,886     36,131      9.06       390,782    35,084     9.16

Non-Interest Earning
 Assets:
  Cash and Non-interest bearing
   Deposits                        15,779                            15,932                             15,413
  Interest Receivable               4,854                             5,141                              5,218
  Premises and Equipment,
   Net                              8,801                             8,168                              8,212
  Other Real Estate                   489                               436                                630
  Other Assets                      2,489                             2,230                              2,320
  Less: Allowance for
        Loan Losses                (4,706)                           (4,423)                            (4,290)
                                ---------                         ---------                          ---------

    Total                       $ 425,841                         $ 434,370                          $ 418,285
                                =========                         =========                          =========

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
 Deposits:
   NOW                           $ 64,288    $ 1,828      2.84%    $ 68,684    $ 2,202      3.21%     $ 62,623   $ 1,965     3.14%
   Money Market Deposit
    Accounts                       28,138        828      2.94       29,883      1,008      3.37        28,589       924     3.23
   Savings                         19,404        464      2.39       18,113        539      2.98        16,713       501     3.00
Time:
   Certificates of Deposits
    over $100,000                  78,192      4,398      5.62       85,461      5,158      6.04        88,744     5,335     6.01
   Other Time                     105,106      5,458      5.19      113,937      6,389      5.61       115,242     6,473     5.62
Other Borrowed Money and
 Repurchase Agreements             18,169      1,128      6.21       11,743        771      6.57        10,654       738     6.93
                                 --------    -------      ----     --------    -------     -----       -------   -------    -----
Total Interest Bearing
 Liabilities                      313,297     14,104      4.50      327,821     16,067      4.90       322,565    15,936     4.94
                                             -------                           -------                           -------

Non-Interest Bearing
 Liabilities:
  Demand Deposits                  53,399                            51,663                            46,558
  Interest Payables                 3,339                             3,615                             3,420
  Other Liabilities                 1,363                             1,499                             1,262

Shareholders' Equity               54,443                            49,772                            44,480
                                ---------                         ---------                         ---------
  Total                         $ 425,841                         $ 434,370                         $ 418,285
                                =========                         =========                         =========

Net Interest Earnings                      $  21,035                           $20,064                           $19,148
                                           =========                           =======                           =======

Net Yield on Interest
  Earning Assets (1)                                      5.46%                             5.11%                            5.08%
                                                          ====                              ====                             ====

(1). Yields have been calculated on a tax equivalent basis assuming a tax rate of 34 percent. The tax equivalent rate has been reduced by 0.35 percent to allow for estimated disallowance of interest expense.

(2). Total interest income includes loan fees of $1,178,000 in 1999, $1,039,000 in 1998 and $995,000 in 1997. No separate treatment has been made for non-accrual loans.

   The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rate for the periods indicated. There were no out-of-period items and adjustments required to be excluded from the table. (Dollars in thousands)

                                            1999 COMPARED TO 1998                     1998 COMPARED TO 1997
                                         INCREASE (DECREASE) DUE TO                INCREASE (DECREASE) DUE TO
                                     ----------------------------------        ----------------------------------

                                     VOLUME(1)       RATE(1)        NET        VOLUME(1)      RATE(1)      NET
                                   ------------    -----------   ---------   -------------  ----------   --------

Interest Income:
  Interest Bearing Deposits          $    23       $   (70)      $   (47)      $   350       $ (29)      $    321
  Loans:
    Taxable                            1,399          (884)          515         1,551        (368)         1,183
    Tax-Exempt                           (16)          (27)          (43)            8          16             24
  Investments:
    Taxable                           (1,309)           56        (1,253)         (534)        (77)          (611)
    Tax-Exempt                           (31)          (30)          (61)          124         (28)            96
  Federal Funds Sold                     (71)          (32)         (103)           65         (31)            34
                                     -------       -------       -------       -------       -----       --------
Total Interest Income                     (5)         (987)         (992)        1,564        (517)         1,047
                                     -------       -------       -------       -------       -----       --------
Interest Expense:
  NOW                                   (134)         (240)         (374)          193          44            237
  Savings                                 42          (117)          (75)           41          (3)            38
  Money Market Deposit Accounts          (57)         (123)         (180)           43          41             84
  Certificate of Deposits
   Over $100,000                        (418)         (342)         (760)         (204)         27           (177)
  Other Time                            (474)         (457)         (931)          (73)        (11)           (84)
  Other Borrowed Money                   397           (40)          357            67         (34)            33
                                     -------       -------       -------       -------       -----       --------
Total Interest Expense                  (644)       (1,319)       (1,963)           67          64            131
                                     -------       -------       -------       -------       -----       --------
Net Interest Earnings                $   639       $   332       $   971       $ 1,497       $(581)      $    916
                                     =======       =======       =======       =======       =====       ========


  (1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change of each.

RESULTS OF OPERATIONS

INTEREST INCOME

  Total interest income decreased $992,000 (2.8%) in 1999 from 1998 and increased $1,047,000 (3.0%) in 1998 from 1997. Interest on loans increased $472,000 in 1999 from 1998 and increased $1,207,000 in 1998 from 1997. The increase in 1999 is the result of an increase in average loans outstanding of $14,689,000 offset by a decrease in the tax equivalent yield on the loan portfolio from 10.3% in 1998 to 10.0% in 1999. The increase in 1998 is primarily the result of an increase in average loans outstanding of $14,973,000 offset by a decrease in the tax equivalent yield on the loan portfolio from 10.46% in 1997 to 10.34% in 1998. The loan growth in 1999 and 1998 is reflected primarily in the categories Real Estate-Other and Commercial and Agricultural loans, both of which are made for commercial or agricultural purposes.

  Interest on investments decreased $1,314,000 (23.8%) in 1999 from 1998 and decreased $515,000 (8.5%) in 1998 from 1997. The decrease in 1999 is the result of a decrease in the average investment portfolio of $22,448,000 offset by an increase in the tax equivalent yield from 6.3% in 1998 to 6.4% in 1999. The decrease in 1998 is the result of a decrease in the average investment portfolio of $6,768,000 offset by a nominal increase in tax equivalent yield of 0.05% from 1997 to 1998.

  During 1999, interest on federal funds sold decreased $103,000 (23.7%) from 1998 and increased $34,000 (8.5%) in 1998 from 1997, while interest on interest bearing deposits decreased $47,000 (4.7%) in 1999 from 1998 and increased $321,000 (47.2%) in 1998 from 1997. The decrease of $150,000 in total interest on interest bearing deposits and federal funds sold in 1999 is the result of a decrease in the combined average balance of $992,000 from 1998 to 1999 as well as a decrease in the weighted average yield on those investments from 5.4% in 1998 to 5.0% in 1999. The increases in income from federal funds sold and from interest bearing deposits in other banks during 1998 is primarily the result of an overall increase in total average funds of $7,899,000 available for short-term investment offset by lower rates paid on these short-term investments from 5.72% in 1997 to 5.36% in 1998.

INTEREST EXPENSE

  During 1999 interest on deposits decreased $2,320,000 (15.2%) from 1998 and increased $98,000 (0.6%) in 1998 from 1997. The 1999 decrease is the result of an decrease in average interest bearing deposits of $20,950,000 as well as a decrease in the average rate paid on deposits from 4.84% in 1998 to 4.40% in 1999. The 1998 increase is the result of an increase of $4,167,000 in average interest bearing deposits offset by a decrease in the average rate paid on deposits from 4.87% in 1997 to 4.84% in 1998. The increase in all other interest paid is the result of increases in the average balance outstanding of Federal Home Loan Bank advances obtained by the banks.

NET INTEREST MARGIN

  The interest margin of the Company, the spread between interest income and interest expense, was 5.46% in 1999 and 5.11% in 1998. The margin is the result of careful management of both the growth and the pricing of loans and deposits in a competitive interest rate environment.

PROVISION FOR LOAN LOSSES

  Provision for loan losses decreased $372,000 in 1999 from 1998 and decreased $68,000 in 1998 from 1997. Changes in the amount of the provision for loan losses are the result of judgments made by management of the Banks after considering the credit worthiness and growth of the loan portfolios. At December 31, 1999 and 1998, the allowance for loan losses was 1.56% and 1.53%, respectively, of outstanding loans net of unearned interest. Total nonperforming loans were $1,411,000 at December 31, 1999 and $1,205,000 at December 31, 1998. The allowance for loan losses was 3.4 and 3.7 times total nonperforming loans at December 31, 1999 and 1998, respectively. Net charge-offs amounted to $211,000 in 1999 as compared to $793,000 in 1998. The amount of the allowance for loan losses is determined by management after considering factors such as classified and past-due loans, loan portfolio growth, the risk characteristics of the various categories of loans, current economic conditions and other pertinent factors. Management believes such allowance is adequate to absorb future losses on loans outstanding at December 31, 1999.

                        SUMMARY OF LOAN LOSS EXPERIENCE

  The following table summarizes average loan balances; changes in the allowance for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and additions to the allowance which have been charged to expense (dollars in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                    1999           1998           1997          1996           1995
Average Amount of Loans                          $ 298,411      $ 283,722      $ 268,749      $ 242,490      $ 217,464
                                                 =========      =========      =========      =========      =========
Analysis of the Allowance for Loan Losses:
Balance at Beginning of Period                   $   4,419      $   4,194      $   4,239      $   4,054      $   3,615
                                                 ---------      ---------      ---------      ---------      ---------
Loans Charged-off:
  Commercial and Agricultural                           65            556            869            255            222
  Real Estate - Construction                            22             20
  Real Estate - Other                                    3              6            175              7             10
  Installment and Other Consumer                       403            408            320            485            272
                                                 ---------      ---------      ---------      ---------      ---------
      Total Loans Charged-off                          493            990          1,364            747            504
                                                 ---------      ---------      ---------      ---------      ---------
Recoveries on Loans Previously Charged-off:
  Commercial and Agriculture                            84             38             64             55             13
  Real Estate - Other                                    8             28              9              3             16
  Installment and Other Consumer                       190            131            160             89             55
                                                 ---------      ---------      ---------      ---------      ---------
      Total Recoveries                                 282            197            233            147             84
                                                 ---------      ---------      ---------      ---------      ---------
Net Loans Charged-off                                  211            793          1,131            600
                                                                                                                   420
Additions to Allowance Charged to Expense              646          1,018          1,086            785            859
                                                 ---------      ---------      ---------      ---------      ---------
Balance at End of Period                         $   4,854      $   4,419      $   4,194      $   4,239      $   4,054
                                                 =========      =========      =========      =========      =========
Ratio of Net Charge-offs during the period
 to Average Loans Outstanding                         0.07%          0.28%          0.42%          0.25%          0.19%
                                                 =========      =========      =========      =========      =========


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

  The allowance for loan losses is maintained at a level estimated to be adequate to absorb potential losses in the loan portfolio. Management's estimate of the adequacy of the allowance is based upon management's periodic review of the collectibility of loans in light of reviews of individual loans, recent historical loss experience, the loan portfolio growth, the estimated value of any underlying collateral, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

  From December 31, 1998 to December 31, 1999, the allocation of the allowance increased by approximately $2,300,000 or 94.3%. Of this total increase, historical losses accounted for an increase of approximately $142,000 while adversely graded loans accounted for a $198,000 increase and the subjective component accounted for a $1,981,000 increase. The subjective component was increased to reflect economic concerns relating to farming and agribusiness and to unsecured consumer debt. While no specific loan problems have been identified, the 1999 drought severely hampered farm production, and that sector of the local economy suffered. Also, while overall local economic conditions remain good, losses from unsecured consumer debt continue to be the main source of the Company's charge-offs. While the Company did experience an increase in the allocation, the amount of the provision in 1999 decreased from that in 1998. From December 31, 1997 to December 31, 1998, the allocation of the allowance increased by approximately $1,017,000. Of this total increase, $821,000 was related to the new allocation for potential Year 2000 losses while adversely graded loans accounted for an increase of $115,000 and historical losses accounted for an increase of approximately $12,000. While the Company did experience an increase in the allocation, the amount of the provision in 1998 decreased from that of 1997.

  The approximate anticipated amount of charge-offs by category during 2000 is as follows:

Commercial and Agricultural......................................... $450,000
Real Estate - Other.................................................   50,000
Installment and Other Consumer......................................  250,000
                                                                     --------
   Total............................................................ $750,000
                                                                     ========

NONINTEREST INCOME AND EXPENSE

  Non-interest income increased $428,000 in 1999 from 1998 and increased $172,000 in 1998 from 1997. The increase in 1999 non-interest income is the result of increases in service charges on deposit accounts of $264,000, in trust services of $59,000 and in other non-interest income of $105,000. The increase in service charges on deposits is the result of a $233,000 increase in NSF fees and a $31,000 increase in account services charges. The increase in NSF fees is the result of a change in the method of charging NSF fees implemented at the Bulloch Bank during 1999, while the increase in account service charges reflects the full year effect of increases in account service fees implemented in the late second quarter and early third quarter of 1998. The $59,000 increase in trust services are directly the result of a large estate administered during 1999. The increase in Other Non-interest Income is primarily the result of a $147,000 increase in ATM fees, a $29,000 increase in credit life and A & H insurance commissions, a $16,000 increase in debit card commissions and a $6,000 increase in safe deposit box rent all offset by a $103,000 decrease in income from mortgage loans (which are originated for, and acquired by, other banks on a non-recourse basis concurrent with the closing of each loan). The increase in non-interest income in 1998 is the result of increases in service charges on deposit accounts of $69,000 and in Other Non-interest Income of $206,000 offset by a $103,000 decrease in Trust Service Fees. The 1998 increase in service charges on deposit accounts is primarily the result of a $57,000 increase in account service charges. Deposit account service fees were increased during late second quarter and early third of 1998. The increase in Other Service Charges is primarily the result of an increase of $245,000 in income from mortgage loans, of a $58,000 increase in commissions on mutual funds, annuities and life insurance, of a $33,000 increase in ATM fees and a $15,000 increase in debit card commissions, all offset by the gain of $111,000 recognized in 1997 from the sale of a pool of SBA guaranteed loans and by a $36,000 difference in the gains and losses recorded on the sale of Available for Sale securities. The $103,000 decrease in trust fees is the result of outsourcing trust administration activities and sharing fees with that party.

  Non-interest expense increased $892,000 in 1999 from 1998 and $919,000 in 1998 from 1997. The increases in non-interest expense resulted from an increase in total salary and personnel expense of $527,000 in 1999 and $321,000 in 1998, an increase in total occupancy and equipment expense of $151,000 in 1999 and $159,000 in 1998, and an increase in Other Expense of $214,000 in 1999 and $439,000 in 1998. The increase in salary and employee expense in 1999 is primarily the result of an increase of $126,000 in salaries and executive bonuses as well as increases of $51,000 in medical insurance premiums and of $173,000 in retirement benefit plan expense. Most of the increase in retirement benefit plan expense relates to the adoption of the benefit plans for employees of the Wayne Bank. The 1998 increase in salary and personnel expense is primarily the result of increases of $313,000 in salaries and executive bonuses as well as a $33,000 increase in health insurance premiums offset by a $10,000 decrease in retirement benefit plan expense. The increase in occupancy and equipment expense in 1999 is primarily the result of an increase of $155,000 in depreciation expense relating to capital projects completed in late 1998 and early 1999. The 1998 increase in occupancy and equipment expense is primarily the result of a $50,000 increase in depreciation expense, a $71,000 increase in repairs to buildings and equipment, a $10,000 increase in rental expense as a result of new ATM locations, and a $20,000 increase in property taxes. The increase in Other Expense for 1999 is the result of an increases of $348,000 in outside services (which includes legal, accounting and other professional services), a $112,000 increase in computer services, a $24,000 increase in director fees all offset by a $18,000 decrease in offices supplies, a $38,000 decrease in postage, a $39,000 decrease in service charges from correspondent banks and a $178,000 decrease in all other expense. The increase in outside services is primarily attributable to $330,000 total merger and acquisition expense incurred in the Wayne Bank acquisition. The increase in computer expense is related primarily to increases in charge card processing fees and in data transmission charges, while the increase in director fees is the result of adding new directors to the Bulloch Bank and aligning the fees of the directors of the Wayne Bank with those paid to directors of the other subsidiary banks. The decrease in office supplies and postage is attributable to efficiencies recognized by the check imaging and processing system installed in late 1998. The decrease in Other Expense is related to several factors, the largest being a $46,000 decrease in charge card fees. The increase in Other Expense in 1998 is the result of an increases of approximately $85,000 in outside services, of $77,000 in computer expense, of $47,000 in director fees, of $46,000 in office supplies and of $187,000 in all other expense, all offset by a $28,000 decrease in FDIC, FICO and OCC assessments.

INCOME TAXES

  Increases in the provision for income taxes of $605,000 in 1998 and $62,000 in 1998 resulted from changes in taxable income. The effective tax rate for 1999, 1998 and 1997 was approximately 32%, 29%, and 29%, respectively. The effective tax rate is lower than the statutory rate of 34% because of the Banks' investments in tax-exempt securities and loans.

                          RETURN ON EQUITY AND ASSETS

  The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                        1999              1998             1997
                                       -----------------------------------------
Percentage of Net Income to:
 Average Total Assets.............      1.63%             1.53%            1.55%
 Average Shareholders' Equity.....     12.74%            13.39%           14.59%

Percentage of Dividends Declared
 per Common Share to Net Income
 per Common Share.................     51.61%            42.62%           38.52%

Percentage of Average Shareholders'
 Equity to Average Total Assets...     12.78%            11.46%           10.63%

NEW ACCOUNTING STANDARD

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which changed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not finished evaluating the impact of the adoption of SFAS No. 133 and is therefore unable to disclose the effect, if any, that adoption of SFAS No. 133 will have on its financial statements.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's net interest income and the fair value of its financial instruments (interest earning assets and interest bearing liabilities) are influenced by changes in market interest rates. The Company utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income for each subsidiary bank. The estimated impact on the Company's net interest income sensitivity over a one-year time horizon is indicated in the table below, which assumes an immediate and sustained parallel shift in interest rates of 300 basis points and no changes in the composition of the Company's balance sheet.

         NET INTEREST INCOME SENSITIVITY
         (In thousands)

                                                                       Percent Increase (Decrease) in
                                                                       Interest Income/Expense Given
                                            Principal/Notional         Immediate and Sustained Parallel
                                            Amounts of Earning         Interest Rate Shifts
                                            Assets/Interest            --------------------------------
                                            Liabilities at             Down 300          Up 300
                                            December 31, 1999          Basis Points      Basis Points
                                            -----------------          ------------      ------------

         Assets repricing or
           maturing:
               In one year or less              $206,204
               Over one year                     183,021
                     Total                      $389,225                   -5.66%            5.67%

         Liabilities repricing or
           maturing:
               In one year or less              $269,211
               Over one year                      40,716
                     Total                      $309,927                  -10.93%           11.17%

         Net Interest Sensitivity                                          -2.43%            2.29%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
First Banking Company of Southeast Georgia:

We have audited the accompanying consolidated balance sheets of First Banking Company of Southeast Georgia and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Wayne Bancorp, Inc. ("Wayne"), which has been accounted for as a pooling-of-interests as described in Note 3 to the consolidated financial statements. We did not audit the balance sheet of Wayne as of December 31,1998, or the related statements of income, stockholders' equity and cash flows of Wayne for the years ended December 31, 1998 and 1997, which statements reflect total assets of $55,292,022 as of December 31, 1998 and total revenues of $4,665,725 and $4,251,000 for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Wayne for 1998 and 1997, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
January 21, 2000

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                 (Dollars in thousands, except per share data)

                                                            1999           1998
                                                         ---------       ---------

ASSETS
  Cash and Due from Banks (Note 16)                      $  24,589       $  21,904
  Interest Bearing Deposits in Other Banks                   5,759          25,119
  Federal Funds Sold                                         1,547          15,335
  Investment Securities:
    Available for Sale, at Fair Value (Amortized
     Cost of $49,898 in 1999 and $61,627 in 1998)
     (Note 4)                                               49,304          62,427
    Held to Maturity, at Cost (Fair Value of
     $20,102 in 1999 and $21,529 in 1998)
     (Note 5)                                               19,882          20,376
  Stock of Federal Home Loan Bank, at Cost                   1,563           1,528
  Loans (Notes 6 and 13)                                   311,170         287,932
    Less: Unearned Interest Income                             (40)            (48)
          Allowance for Loan Losses (Note 6)                (4,854)         (4,419)
                                                         ---------       ---------
    Loans - Net                                            306,276         283,465
                                                         ---------       ---------
  Interest Receivable                                        5,069           5,062
  Premises and Equipment, Net (Note 7)                       8,641           8,455
  Other Real Estate                                            428             413
  Other Assets                                               3,084           2,161
                                                         ---------       ---------
          TOTAL ASSETS                                   $ 426,142       $ 446,245
                                                         =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
  Deposits (Note 14):
    Demand                                               $  56,012       $  65,122
    Interest Bearing:
        NOW Accounts                                        67,742          62,963
        Money Market Deposit Accounts                       27,315          29,612
        Savings                                             18,569          18,070
        Time Certificates ($100 and above)                  67,540          92,102
        Other Time                                         103,163         107,815
                                                         ---------       ---------
            Total Deposits                                 340,341         375,684
  Repurchase Agreements (Note 14)                            1,650           1,400
  Other Borrowed Money (Note 14)                            23,948          11,763
  Interest Payable                                           3,194           3,648
  Other Liabilities                                          1,603           1,073
                                                         ---------       ---------
    Total Liabilities                                      370,736         393,568
                                                         ---------       ---------

  Commitments and Contingencies (Note 6)

  Shareholders' Equity (Notes 10 and 11):
    Common Stock, $1.00 Par Value, 10,000,000
     Shares Authorized, 5,592,274 Shares Issued and
     Outstanding at December 31, 1999 and
     5,545,523 Shares Issued and Outstanding at
     December 31, 1998                                       5,592           5,546
    Additional Paid-in Capital                              11,392          11,146
    Retained Earnings                                       38,816          35,457
    Accumulated Other Comprehensive Income (Loss),
     Net of Tax Benefit of $200 in 1999 and
     Taxes of $272 in 1998                                    (394)            528
                                                         ---------       ---------
    Total Shareholders' Equity                              55,406          52,677
                                                         ---------       ---------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                             $ 426,142       $ 446,245
                                                         =========       =========


See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (Dollars in thousands, except per share data)


                                            1999           1998           1997
                                         ---------      ---------      ---------
INTEREST INCOME
   Loans (Including Fees)                $  29,651      $  29,179      $  27,972
   Interest Bearing Deposits                   954          1,001            680
   Investment Securities:
       U.S. Treasury                           275            572          1,344
       U.S. Government Agencies              2,342          3,356          3,116
       States and Political Subdivisions     1,397          1,429          1,367
       Dividend Income                         188            159            204
   Federal Funds Sold                          332            435            401
                                        ----------      ---------      ---------
       Total Interest Income                35,139         36,131         35,084
                                        ----------      ---------      ---------

INTEREST EXPENSE
   NOW Accounts                              1,828          2,202          1,965
   Money Market Deposit Accounts               828          1,008            924
   Savings                                     464            539            501
   Time Certificates($100 and above)         4,398          5,158          5,335
   Other Time                                5,458          6,389          6,473
   Other                                     1,128            771            738
                                        ----------      ---------      ---------
       Total Interest Expense               14,104         16,067         15,936
                                        ----------      ---------      ---------

NET INTEREST INCOME                         21,035         20,064         19,148
PROVISION FOR LOAN LOSSES (NOTE 6)             646          1,018          1,086
                                        ----------      ---------      ---------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                         20,389         19,046         18,062
                                        ----------      ---------      ---------

NONINTEREST INCOME
   Service Charges on Deposit Accounts       2,894          2,630          2,561
   Fees for Trust Services                     165            106            209
   Other                                     1,106          1,001            795
                                        ----------      ---------      ---------
       Total Noninterest Income              4,165          3,737          3,565
                                        ----------      ---------      ---------

NONINTEREST EXPENSE
   Salaries                                  5,339          5,054          4,757
   Other Personnel Expense                   1,866          1,624          1,600
   Occupancy Expense, Net                      995          1,012            972
   Equipment Expense                         1,721          1,553          1,434
   Other (Note 15)                           4,356          4,142          3,703
                                        ----------      ---------      ---------
       Total Noninterest Expense            14,277         13,385         12,466
                                        ----------      ---------      ---------

INCOME BEFORE INCOME TAXES                  10,277          9,398          9,161
PROVISION FOR INCOME TAXES (NOTE 8)          3,339          2,734          2,672
                                        ----------      ---------      ---------
NET INCOME                                   6,938          6,664          6,489
                                        ----------      ---------      ---------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (Dollars in thousands, except per share data)


                                            1999           1998           1997
                                         --------       ---------      ----------
OTHER COMPREHENSIVE INCOME:
   Unrealized Holding Gains(Losses),
    Net of Tax, on Securities Available
    for Sale Arising During the Period       (922)            295             284
   Less: Reclassification Adjustment
    for Gains Included in Net Income                          (18)             (9)
                                         --------       ---------      ----------
   Other Comprehensive Income (Loss),
    Net of Tax Benefit of $472 in 1999
    and Taxes of $143 and $142 in 1998
    and 1997, respectively                   (922)            277             275
                                         --------       ---------      ----------
COMPREHENSIVE INCOME                     $  6,016       $   6,941      $    6,764
                                         ========       =========      ==========



NET INCOME PER COMMON AND POTENTIAL
  COMMON SHARE:
   Basic                                $    1.24       $     1.22     $     1.22
                                        =========       ==========     ==========
   Diluted                              $    1.24       $     1.22     $     1.21
                                        =========       ==========     ==========

WEIGHTED AVERAGE COMMON AND POTENTIAL
  COMMON SHARES OUTSTANDING:
   Basic                                5,591,858        5,440,917      5,314,934
                                       ==========       ==========     ==========
   Diluted                              5,597,099        5,471,407      5,380,807
                                       ==========       ==========     ==========




See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             ACCUMULATED
                                                                                OTHER
                                                ADDITIONAL                  COMPREHENSIVE
                                   COMMON        PAID-IN        RETAINED        INCOME
                                    STOCK        CAPITAL        EARNINGS        (LOSS)      TOTAL
                                 ---------      ----------     ---------    ------------- ---------

Balance at December 31, 1996     $   5,284      $   9,473      $  27,216    $     (24)    $  41,949
Net Income                                                         6,489                      6,489
Cash Dividends, $.47 per share                                    (2,323)                    (2,323)
Other Comprehensive Income                                                        275           275
Purchase and Retirement of
 Fractional Shares                      (1)            (6)                                       (7)
Exercise of Stock Options               87            603                                       690
                                 ---------      ---------     ----------    ---------     ---------
Balance at December 31, 1997         5,370         10,070         31,382          251        47,073
Net Income                                                         6,664                      6,664
Cash Dividends, $.52 per share                                    (2,589)                    (2,589)
Other Comprehensive Income                                                        277           277
Purchase and Retirement of
 Fractional Shares                                    (12)                                      (12)
Exercise of Stock Options              176          1,088                                     1,264
                                 ---------      ---------     ----------    ---------     ---------
Balance at December 31, 1998         5,546         11,146         35,457          528        52,677
Net Income                                                         6,938                      6,938
Cash Dividends, $.64 per share                                    (3,579)                    (3,579)
Other Comprehensive Loss                                                         (922)         (922)
Purchase and Retirement of
  Fractional Shares                     (1)            (7)                                       (8)
Exercise of Stock Options               47            253                                       300
                                 ---------      ---------      ---------    ---------     ---------
Balance at December 31, 1999     $   5,592      $  11,392      $  38,816    $    (394)    $  55,406
                                 =========      =========      =========    =========     =========


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in thousands)

                                                                1999              1998              1997
                                                              ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                $   6,938         $   6,664         $   6,489
   Adjustments to Reconcile Net Income to Net
       Cash Provided by Operating Activities:
        Depreciation Expense                                      1,339             1,236             1,186
        Provision for Loan Losses                                   646             1,018             1,086
        Loss on Disposition of Other Assets                           4                 5
        Loss (Gain) on Sales of Other Real Estate                   (25)               19                43
        Loss (Gain) on Sale of Securities                            (1)                7               (20)
        Loss on Disposition of Premises
            and Equipment                                             5                34                 4
        Net Accretion of Premiums and
           Discounts on Securities                                 (212)             (321)             (153)
        Amortization of Goodwill                                     38                38                38
        Changes in Assets and Liabilities:
            Decrease (Increase) in Interest Receivable               (7)              507               169
            Increase in Other Assets                               (524)              (65)             (321)
            (Decrease) Increase in Interest Payable                (454)             (161)              349
            Increase (Decrease) in Other Liabilities                530              (183)              149
                                                              ---------         ---------         ---------
    Net Cash Provided by Operating Activities                     8,277             8,798             9,019
                                                              ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net Decrease (Increase) in Interest Bearing
        Deposits in Other Banks                                  19,360            (8,627)           (6,331)
    Net Decrease (Increase) in Federal Funds Sold                13,788               410            (1,245)
    Available For Sale Securities:
        Proceeds from Sales, Calls and Maturities                61,446            94,342            54,510
        Purchases                                               (49,596)          (74,305)          (48,052)
    Held To Maturity Securities:
        Proceeds from Calls and Maturities                          789             8,862             6,820
        Purchases                                                  (203)           (1,902)          (11,376)
    Net Redemptions (Purchases)of
        Federal Home Loan Bank Stock                                (35)              779                60
    Net Increase in Loans                                       (23,567)           (9,901)          (26,078)
    Purchases of Premises and Equipment                          (1,534)           (1,737)             (998)
    Improvements to Other Real Estate                              (111)              (25)
    Proceeds from Sales of Premises and Equipment                     4                11
    Proceeds from Sales of Other Assets                              31                 9
    Proceeds from Sales of Other Real Estate                        231               151               425
                                                              ---------         ---------         ---------
    Net Cash Provided by (Used in)
         Investing Activities                                    20,603             8,067           (32,265)
                                                              ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Increase (Decrease)in Deposits                          (35,343)          (23,675)           31,696
    Borrowings from the Federal Home Loan Bank                   18,455             7,600             2,530
    Repayment of Other Borrowed Money                            (6,270)           (5,256)           (4,030)
    Decrease in Federal Funds Purchased                                                                (800)
    Increase in Repurchase Agreements                               250                                 200
    Purchase and Retirement of Fractional Shares                     (8)              (12)               (7)
    Proceeds from Exercise of Stock Options                         300             1,264               690
    Dividends Paid                                               (3,579)           (2,589)           (2,323)
                                                              ---------         ---------         ---------
    Net Cash (Used in)Provided by
         Financing Activities                                   (26,195)          (22,668)           27,956
                                                              ---------         ---------         ---------
INCREASE (DECREASE)IN CASH AND DUE FROM BANKS                     2,685            (5,803)            4,710
CASH AND DUE FROM BANKS, BEGINNING OF YEAR                       21,904            27,707            22,997
                                                              ---------         ---------         ---------
CASH AND DUE FROM BANKS, END OF YEAR                          $  24,589         $  21,904         $  27,707
                                                              =========         =========         =========

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in thousands)

                                                                1999              1998              1997
                                                              ---------         ---------         ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                $  14,558         $  16,228         $  15,587
      Income Taxes                                                2,928             3,028             2,709
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
    Other Real Estate Acquired Through Loan
      Foreclosure                                                   573               451             1,098
    Loans Granted to Facilitate the Sale of
      Other Real Estate                                             463               262               708


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

   First Banking Company of Southeast Georgia (the "Company") owns all of the outstanding stock of First Bulloch Bank & Trust Company ("Bulloch Bank"), Metter Banking Company ("Metter Bank"), First National Bank of Effingham ("Effingham Bank") and Wayne National Bank ("Wayne Bank") (collectively, "the Banks"). The Company's primary market area is comprised of Bulloch, Candler, Effingham, Wayne and contiguous counties of southeast Georgia. Each of the Banks derives its revenues primarily from extending loans to individuals or to commercial enterprises within its respective geographic location. Loans are funded by customer deposits, and remaining customer deposits are placed in short-term investments or in investment securities to generate additional interest income for the Company. All of the Banks' revenues are derived from customers located in the United States.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Accounting and reporting policies of the Company conform with generally accepted accounting principles and with general practice within the banking industry. The following is a summary of the more significant policies:

    CONSOLIDATION

    The consolidated financial statements of the Company include the financial statements of Bulloch Bank, Metter Bank, Effingham Bank and Wayne Bank, wholly-owned subsidiaries. Intracompany balances and transactions have been eliminated in consolidation.


    NATURE OF OPERATIONS

    The Company's banks have twelve banking locations in Bulloch, Candler, Effingham and Wayne counties located in southeast Georgia. The Company's primary source of revenue is interest from loans to businesses and individuals located in its market area.

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

    INTEREST RATE RISK

    The Company's assets and liabilities are generally monetary in nature, and interest rate changes have an impact on the Company's performance. The Company decreases the effect of interest rate changes on its performance by striving to match maturities and interest sensitivity between loans, investment securities, deposits and other borrowings. However, a significant change in interest rates could have a material effect on the Company's results of operations.

    CASH AND DUE FROM BANKS

    For purposes of reporting cash flows, cash and due from banks include cash on hand and demand deposits due from banks.

    INVESTMENT SECURITIES AVAILABLE FOR SALE

    Investment securities available for sale are carried at fair value, and the related unrealized gain or loss, net of deferred income taxes, is included as other comprehensive income (loss). Gains and losses on sales and calls are based on the net proceeds and adjusted carrying amounts of the securities sold or called, using the specific identification method.

    INVESTMENT SECURITIES HELD TO MATURITY

    Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

    The Company has the intent and ability to hold these investment securities to maturity.

    ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level estimated to be adequate to absorb losses inherent in the loan portfolio. Management's estimate of the adequacy of the allowance is based upon management's periodic review of the collectibility of loans in light of reviews of individual loans, recent historical loss experience, the loan portfolio growth, the estimated value of any underlying collateral, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

    The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan agreement. The Company measures impairment on a loan-by-loan basis for real estate, commercial and agricultural loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Installment and other consumer loans are considered smaller balance, homogeneous loans, which are reviewed in the aggregate. Amounts of impaired loans that are not probable of collection are charged-off immediately.

    PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods over the estimated useful life of each asset. Significant additions and improvements are capitalized. Maintenance and repairs are charged to expense. The Company evaluates the estimated useful lives of assets on a periodic basis to determine whether events or circumstances warrant revised estimated useful lives or whether any impairment exists. Management believes no impairment of premises and equipment exists at December 31, 1999.

    INTEREST INCOME ON LOANS

    Interest income on commercial, real estate and simple interest installment loans is recognized based upon the principal amount outstanding. The Banks discontinue accruing interest income on loans when, in the opinion of management, the interest is not collectible currently. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

    OTHER REAL ESTATE

    Other real estate represents properties acquired through foreclosure and is carried at the lower of cost or estimated fair market value less estimated costs to sell.

    GOODWILL

    Goodwill is included in other assets and is being amortized over 25 years. The carrying value of goodwill is periodically reviewed to assess recoverability based on expected undiscounted cash flows and operating income for the Company. Impairments would be recognized in operating results if a permanent diminution in value was detected. The Company also evaluates the amortization period to determine whether events or circumstances warrant revision to the amortization period. Management believes no impairment of goodwill exists at December 31, 1999.

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

    NET INCOME PER SHARE

    Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common and potential dilutive common shares outstanding during the period. Potential dilutive common shares that may be issued by the Company relate to stock options and are determined using the treasury stock method.

    COMPREHENSIVE INCOME (LOSS)

    Accounting principles generally require that recognized revenue, expense, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

    ADVERTISING COSTS

    Costs incurred for advertising are expensed when incurred. Refer to Note
    15.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which changed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not finished evaluating the impact of the adoption of SFAS No. 133 and is therefore unable to disclose the effect, if any, that adoption of SFAS No. 133 will have on its financial statements.

3.  ACQUISITION

  Effective April 2, 1999, the Company consummated its merger of the Wayne Bank into the Company. The Company exchanged 876,855 shares of its common stock and cash of approximately $8,000 for all the outstanding common stock of Wayne Bancorp, Inc. ("WBI"), parent company of Wayne Bank. The merger was accounted for as a pooling-of-interests. The conforming of the accounting practices of the Company and WBI resulted in no adjustments to net income or shareholders' equity.

  The results for the year ended December 31, 1999 include the consolidated Wayne results of operations prior to the consummation date as follows (dollars in thousands):

                                   TOTAL REVENUE       NET INCOME
                                   -------------       ----------
          Company                     $   8,511        $   1,116
          WBI                             1,195              267
          Combined                    $   9,706        $   1,383

    A reconciliation of consolidated revenues, net income, and net income per common share as previously reported with restated amounts for the years ended December 31, 1998 and 1997 are as follows (dollars in thousands):

                                                                                                 NET INCOME PER
                                           TOTAL REVENUE                NET INCOME                COMMON SHARE
                                      ----------------------      ----------------------      -------------------
                                        1998          1997          1998          1997          1998       1997
                                      --------      --------      --------      --------      --------   --------
          Company, as previously
            reported                  $ 35,203      $ 34,398      $  5,708      $  5,464      $   1.21   $   1.16
          WBI                            4,665         4,251           956         1,025
                                      --------      --------      --------      --------
          Company, as restated        $ 39,868      $ 38,649      $  6,664      $  6,489      $   1.22   $   1.22
                                      ========      ========      ========      ========



4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

  The amortized cost, fair value and gross unrealized gains and losses of investment securities available for sale are as follows (dollars in thousands):

                                                              GROSS            GROSS
                                           AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                             COST             GAINS            LOSSES             VALUE
                                           ---------        ----------       ----------         ---------
DECEMBER 31, 1999

U.S. Treasury                              $   3,561        $       3         $      38         $   3,526
U.S. Government Agencies                      38,798               17               554            38,261
States and Political
  Subdivisions                                 6,969               51                63             6,957
Equity securities                                570                                 10               560
                                           ---------        ---------         ---------         ---------
    Total                                  $  49,898        $      71         $     665         $  49,304
                                           =========        =========         =========         =========

DECEMBER 31, 1998

U.S. Treasury                              $   5,556        $      68                           $   5,624
U.S. Government Agencies                      48,448              359         $      10            48,797
States and Political
  Subdivisions                                 6,975              344                               7,319
Equity securities                                648               42                 3               687
                                           ---------        ---------         ---------         ---------
    Total                                  $  61,627        $     813         $      13         $  62,427
                                           =========        =========         =========         =========

  The amortized cost and fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrower may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, which are included above in U. S. Government Agencies, are included in the year of their final maturity.

                                                          AMORTIZED         FAIR
                                                             COST           VALUE
                                                           (dollars in thousands)

  Due in one year or less                                $  17,048       $  17,038
  Due after one year through five years                     20,985          20,648
  Due after five years through ten years                     5,571           5,503
  Due after ten years                                        5,724           5,555
                                                         ---------       ---------
     Total                                               $  49,328       $  48,744
                                                         =========       =========


  During 1999 and 1997, there were net realized gains of $1,000 and $18,000 from sales and calls of securities of $78,500 and $5,409,000, respectively. During 1998 there was a net realized loss of $9,000 from sales and calls of $4,447,000.

  Securities with a fair value of $34,448,000 at December 31, 1999 were pledged as collateral for public deposits and trust assets.


5.  INVESTMENT SECURITIES HELD TO MATURITY

  The amortized cost, fair value and gross unrealized gains and losses of investment securities held to maturity are as follows (dollars in thousands):

                                                             GROSS             GROSS
                                           AMORTIZED       UNREALIZED        UNREALIZED           FAIR
                                              COST           GAINS             LOSSES             VALUE
                                           ---------       ----------        ----------         ---------
DECEMBER 31, 1999

U.S. Government Agencies                   $      67        $       3                           $      70
States and Political
  Subdivisions                                19,815              320         $     103            20,032
                                           ---------        ---------         ---------         ---------
   Total                                   $  19,882        $     323         $     103         $  20,102
                                           =========        =========         =========         =========


DECEMBER 31, 1998

U.S. Government Agencies                   $     167        $       9                           $     176
States and Political
  Subdivisions                                20,209            1,152         $       8            21,353
                                           ---------        ---------         ---------         ---------
   Total                                   $  20,376        $   1,161         $       8         $  21,529
                                           =========        =========         =========         =========

  The amortized cost and fair value of these securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrower may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, which are included above in U. S. Government Agencies, are included in the year of their final maturity.

                                                  AMORTIZED          FAIR
                                                     COST            VALUE
                                                    (dollars in thousands)
Due in one year or less                           $   2,761        $   2,772
Due after one year through five years                 4,921            4,933
Due after five years through ten years                3,926            4,015
Due after ten years                                   8,274            8,382
                                                  ---------        ---------
Total                                             $  19,882        $  20,102
                                                  =========        =========

  During 1998 and 1997, there were realized gains of $2,000 from total proceeds from calls of securities of $820,000 and $65,000 in each year, respectively. There were no gains or losses realized in 1999.

  Securities with a carrying amount of $11,439,000 at December 31, 1999 were pledged as collateral for public deposits and trust assets.


6.  LOANS

  Loans are summarized as follows (dollars in thousands):

                                                 DECEMBER 31,     DECEMBER 31,
                                                     1999             1998
Real Estate:
  Commercial                                      $ 107,192        $  90,912
  Residential 1-4 family                             80,870           76,719
  Construction                                       15,427           15,538
  Second Mortgages                                    8,732            8,550
  Equity Lines of Credit                              4,649            3,908
Commercial and Agricultural                          64,843           61,312
Installment and Other Consumer                       29,457           30,993
                                                  ---------        ---------
    Total                                         $ 311,170        $ 287,932
                                                  =========        =========

  The Banks' loans are concentrated with customers in the Banks' market area of southeast Georgia, primarily in Bulloch, Candler, Effingham, Wayne and contiguous counties.

An analysis of the allowance for loan losses follows (dollars in thousands):

                                                   1999             1998             1997

     Balance, Beginning of Year                  $  4,419         $  4,194         $  4,239
     Provision for Loan Losses                        646            1,018            1,086
     Loans Charged-Off                               (493)            (990)          (1,364)
     Recoveries                                       282              197              233
                                                 --------         --------         --------
     Balance, End of Year                        $  4,854         $  4,419         $  4,194
                                                 ========         ========         ========


  Nonperforming loans were $1,411,000 at December 31, 1999 and $1,205,000 at December 31, 1998. Interest income that would have been recorded on these nonperforming loans in accordance with their original terms was $93,000 in 1999 and $101,000 in 1998, compared with amounts received of $32,000 and $29,000, respectively. A summary of nonperforming loans follows (dollars in thousands):

                                                 DECEMBER 31,     DECEMBER 31,
                                                     1999             1998

Nonaccrual loans                                  $     442        $     325
Accruing loans contractually past
due at least 90 days                                    382              350
Restructured loans                                      587              530
                                                  ---------        ---------
Total                                             $   1,411        $   1,205
                                                  =========        =========


 The Company had nonaccrual loans of $442,000 and $325,000 as of December 31, 1999 and December 31, 1998, respectively. The average amount of nonaccrual loans during 1999, 1998 and 1997 was $137,000,$569,000 and $1,362,000,
respectively. No specific allowance was necessary for such loans. The interest income recognized and received on a cash basis on such loans was $6,000, $1,000 and $57,000 in 1999, 1998 and 1997, respectively.

     The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making these commitments as they do for on-balance-sheet instruments. The Banks expect no loss from loan commitments of $39,886,000 and $34,474,000 and standby letters of credit of $2,158,000 and $1,224,000 at December 31, 1999 and 1998,
respectively. The loan commitments and standby letters of credit include $17,152,000 and $1,685,000, respectively, of fixed rate commitments and $22,734,000 and $473,000, respectively, of variable rate commitments at December 31, 1999. The Banks evaluate each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained for these commitments, if deemed necessary by the Banks, is based on management's credit evaluation of the customer. Collateral held varies, but may include inventory, equipment, and real estate.

7.  PREMISES AND EQUIPMENT

  Premises and equipment are summarized as follows (dollars in thousands):

                                                DECEMBER 31,     DECEMBER 31,
                                                    1999             1998
Land                                              $   1,110        $   1,110
Buildings                                             5,888            5,594
Leasehold Improvements                                  592              592
Furniture and Equipment                               9,876            8,845
                                                  ---------        ---------
   Total                                             17,466           16,141
Less: Accumulated Depreciation                       (8,825)          (7,686)
                                                  ---------        ---------
Premises and Equipment, Net                       $   8,641        $   8,455
                                                  =========        =========

  Pursuant to the terms of noncancellable lease agreements in effect at December 31, 1999 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows(dollars in thousands):


                  2000                                        $112
                  2001                                          90
                  2002                                          31
                  2003 and after                                 3
                                                              ----
                  Total                                       $236
                                                              ====

  The leases contain options to extend for periods from one to ten years. Total rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $135,000, $132,000 and $121,000, respectively.


8.  INCOME TAXES

  The provisions for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows (dollars in thousands):

                                           1999             1998              1997
                 Current                $ 3,571          $  2,788          $  2,636
                 Deferred                  (232)              (54)               36
                                        -------          --------          --------
                    Total               $ 3,339          $  2,734          $  2,672
                                        =======          ========          ========


  At December 31, 1999 and 1998, the significant components of the Company's net deferred tax assets are as follows (dollars in thousands):

                                                         1999               1998
                                                       -------            --------
  DEFERRED TAX ASSETS:
    Allowance for Loan Losses                          $ 1,610            $  1,402
    Unrealized Loss on Available for
         Sale Securities                                   200
    Other Post-retirement Benefits                          98                  98
    Other Liabilities                                      234                 189
                                                       -------            --------
      Total Deferred Tax Assets                          2,142               1,689
                                                       -------            --------
  Deferred Tax Liabilities:
    Accumulated Depreciation                              (178)                (98)
    Other Assets                                          (276)               (335)
    Unrealized Gain on Investment Securities
      Available for Sale                                                      (272)
                                                       -------            --------
      Total Deferred Tax Liabilities                      (454)               (705)
                                                       -------            --------

  Net Deferred Tax Assets                              $ 1,688            $    984
                                                       =======            ========

  No valuation allowance has been recorded by the Company, as management considers it more likely than not that all deferred tax assets will be realized.

  The net deferred tax asset is included in Other Assets on the consolidated balance sheet.

  The provision for income taxes is less than that computed by applying the federal statutory rate of 34% to pretax income as indicated by the following (dollars in thousands):

                                                         1999             1998              1997
Income Tax Computed at
  Statutory Rate                                       $  3,494         $  3,195         $  3,115
Increases (Decreases) Resulting from:
   Tax-Exempt Interest                                     (567)            (591)            (505)
   Other                                                    412              130               62
                                                       --------         --------         --------
     Income Tax Expense                                $  3,339         $  2,734         $  2,672
                                                       ========         ========         ========


9.  BENEFIT PLANS

  At both December 31, 1999 and 1998, the Company had recorded liabilities of approximately $245,000 for post-retirement benefits other than pensions or profit-sharing plans. The Company recognized expenses during each of the years ended December 31, 1999 and 1998 of approximately $24,000 and $14,000, respectively, and did not recognize any expense for these post-retirement benefits in 1997. A discount of 6.5% and an annual medical insurance cost trend rate of 6% reduced by 1% each year until 1% were used in calculating the other post-retirement benefit obligation. If the annual medical insurance cost trend rate assumption were increased by 1%, the liability would be increased by 8% at December 31, 1999.

  The Company sponsors a contributory profit-sharing plan under Internal Revenue Code Section 401(k), (the "401(k) plan"), which covers substantially all employees of the Banks. Employees may contribute up to 10% of their compensation to the 401(k) plan, up to a maximum amount of $10,000 in 1999. Depending upon the level of each participant's contribution, the Banks contribute between 50% and 187.5% of the participant's initial contribution, according to specific terms of the plan. The Banks may make an additional contribution each year under certain circumstances.

  The Company also sponsors a Target Benefit Plan which covers substantially all employees of the Banks. Under the terms of this plan, a participant's target benefit will be based on service of up to twenty years subsequent to January 1, 1986 for employees of the Bulloch Bank, subsequent to January 1, 1989 for employees of the Metter Bank, subsequent to January 1, 1997 for employees of the Effingham Bank, and subsequent to January 1, 1999 for employees of the Wayne Bank. For each year of service performed, the Banks contribute percentages of the participant's compensation as set forth in the plan.

  A summary of profit-sharing and target benefit expenses follows (dollars in thousands):


                                          1999               1998            1997
   Profit-Sharing Plan                   $  588             $  449          $  466
   Target Benefit Plan                      191                158             150
                                         ------             ------          ------
     Total                               $  779             $  607          $  616
                                         ======             ======          ======



10. SHAREHOLDERS' EQUITY

Effective June 30, 1997, the Company declared a five-for-four stock split of its common stock effected in the form of a 25% stock dividend. Additional paid-in capital was charged and common stock was credited with $750,505 to reflect this stock split. Effective May 29, 1998, the Company declared a 5-for-4 stock split of its common stock effected in the form of a 25% stock dividend. Additional paid-in capital was charged and common stock was credited with $940,617 to reflect this stock split. All references to share and per share amounts reflect these splits.

  The primary source of funds for payment of dividends by the Company to its shareholders is dividends received from the Banks. The Banks may pay dividends to the Company in any year in an amount up to 50% of the previous year's net income, or $3,469,000 in 2000, without the approval of the Georgia Department of Banking and Finance.

  During the third quarter of 1997, the Company established a Dividend Reinvestment Plan which allows its shareholders to reinvest their dividends in shares of the Company at market price average, as defined. The Company has reserved and registered 100,000 shares for issuance under the Plan.

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

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined in the regulations and as set forth in the table below. Management believes that as of December 31, 1999 the Company and the Banks meet all capital adequacy requirements to which they are subject.

  As of December 31, 1999, the most recent notifications from the Federal Deposit Insurance Corporation categorized each bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", each bank must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed such institutions' categories.

  The Company's and the Banks' actual capital amounts and ratios as of December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                                                                                    TO BE WELL
                                                                                                                    CAPITALIZED
                                                                                                                   UNDER PROMPT
                                                                                     FOR CAPITAL                    CORRECTIVE
                                                          ACTUAL                  ADEQUACY PURPOSES              ACTION PROVISIONS
                                                  AMOUNT           RATIO       AMOUNT            RATIO       AMOUNT           RATIO
                                                  ------           -----       ------            -----       ------           -----
AS OF DECEMBER 31, 1999:

Total Capital (to Risk-weighted Assets):
  Company                                         $ 59,224          19.7%      $ 23,998           8.0%            Not Applicable
  Bulloch Bank                                      31,406          22.4%        11,208           8.0%      $ 14,010          10.0%
  Metter Bank                                       10,357          13.5%         6,140           8.0%         7,676          10.0%
  Effingham Bank                                     5,689          12.6%         3,611           8.0%         4,513          10.0%
  Wayne Bank                                         7,463          19.6%         3,041           8.0%         3,801          10.0%

Tier I Capital (to Risk-weighted Assets):
  Company                                         $ 55,461          18.6%      $ 11,999           4.0%            Not Applicable
  Bulloch Bank                                      29,647          21.2%         5,604           4.0%      $  8,406           6.0%
  Metter Bank                                        9,393          12.2%         3,070           4.0%         4,605           6.0%
  Effingham Bank                                     5,124          11.4%         1,805           4.0%         2,708           6.0%
  Wayne Bank                                         6,988          18.4%         1,521           4.0%         2,281           6.0%

Tier I Capital (to Average Assets):
  Company                                         $ 55,461          13.2%      $ 16,867           4.0%            Not Applicable
  Bulloch Bank                                      29,647          14.9%         5,989           3.0%      $  9,981           5.0%
  Metter Bank                                        9,393           8.8%         3,205           3.0%         5,342           5.0%
  Effingham Bank                                     5,124           8.3%         2,472           4.0%         3,090           5.0%
  Wayne Bank                                         6,988          13.1%         1,595           3.0%         2,658           5.0%

AS OF DECEMBER 31, 1998:

Total Capital (to Risk-weighted Assets):
  Company                                         $ 55,377          19.3%      $ 23,006           8.0%            Not Applicable
  Bulloch Bank                                      29,614          21.4%        11,064           8.0%      $ 13,830          10.0%
  Metter Bank                                       12,332          17.4%         5,683           8.0%         7,104          10.0%
  Effingham Bank                                     5,098          11.6%         3,510           8.0%         4,387          10.0%
  Wayne Bank                                         6,535          19.1%         2,734           8.0%         3,418          10.0%

Tier I Capital (to Risk-weighted Assets):
  Company                                         $ 51,772          18.1%      $ 11,503           4.0%            Not Applicable
  Bulloch Bank                                      27,878          20.2%         5,532           4.0%      $  8,298           6.0%
  Metter Bank                                       11,441          16.1%         2,842           4.0%         4,262           6.0%
  Effingham Bank                                     4,550          10.4%         1,755           4.0%         2,632           6.0%
  Wayne Bank                                         6,138          18.0%         1,367           4.0%         2,051           6.0%

Tier I Capital (to Average Assets):
  Company                                         $ 51,772          12.1%      $ 17,223           4.0%            Not Applicable
  Bulloch Bank                                      27,878          13.2%         6,343           3.0%      $ 10,572           5.0%
  Metter Bank                                       11,411          10.7%         3,205           3.0%         5,341           5.0%
  Effingham Bank                                     4,550           7.2%         2,524           4.0%         3,155           5.0%
  Wayne Bank                                         6,138          12.6%         1,461           3.0%         2,435           5.0%

11.  STOCK OPTIONS

  In 1997 the Company adopted the First Banking Company of Southeast Georgia 1997 Stock Option Plan (the "Plan"), which provides that key employees may be granted nonqualified stock options to purchase shares of common stock of the Company. The Plan limits the total number of shares which may be awarded to 64,063, which have been reserved for the Plan. The Options expire five years from the date of grant. During the year ended December 31, 1997, nonqualified options were granted to key employees to purchase 64,063 shares of stock at an exercise price which increases each year over the five-year term of each option from $15.04 per share to a maximum of $22.02 per share in the final year of the option term. Options were immediately exercisable as to 20% of the shares subject to options and the remaining balance of the options outstanding became or shall become exercisable in equal 20% increments on the first day of January in 1998, 1999, 2000, and 2001. For any option increment, 80% of the unexercised portion of that increment will be carried forward to remain exercisable for the remainder of the option term. At December 31, 1999, 12,812.5 options were exercisable.

A summary of the status of the Plan and the activity follows:

                                                                Weighted                     Weighted                     Weighted
                                                                Average                      Average                      Average
                                                                Exercise                     Exercise                     Exercise
                                                    1999         Price           1998         Price           1997         Price
                                                  --------      --------       --------      --------       --------      --------
Outstanding at
 beginning of year                                  38,438      $  20.08         51,250      $  19.20
Granted                                                                                                       64,062      $  18.36
Exercised                                                                       (12,812)        16.54        (12,812)        15.04
                                                  --------                     --------                     --------
Outstanding at
 end of year                                        38,438      $  20.08         38,438         20.08         51,250         19.20
                                                  ========                     ========                     ========

The following table summarizes options outstanding at December 31, 1999:


                  Number                Remaining                                            Options Exercisable
Exercise        Outstanding            Contractual      Weighted Average      Number           Weighted Average
 Price          At 12-31-99               Life           Exercise Price     Exercisable        Exercise Price
--------        -----------            -----------      ---------------     ------------     ---------------------

$18.20           12,812.50                 2.0          $    18.20            12,812.5          $    18.20
 20.02           12,812.50                 2.0               20.02                   0                 N/A
 22.02           12,812.50                 2.0               22.02                   0                 N/A

  The Company accounts for its stock-based compensation plan using the intrinsic value based method. The fair value of the option grant in 1997 of $2.94 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                  Expected Life (years)                 2.85
                  Risk-free interest rate               5.88%
                  Dividend Rate                         2.55%
                  Expected Volatility                  37.82%
                  Forfeiture Rate                       0.00%

  Had compensation cost for the Company's stock options granted been determined based on the fair value at the grant dates for awards under this plan consistent with the fair value based method utilizing the assumptions described above, the Company's net income and net income per share would have changed to the pro-forma amounts indicated below:

Net Income:                                           1999                 1998                 1997
                                                      ----                 ----                 ----
         As Reported                            $   6,938,000        $   6,664,000        $   6,489,000
         Pro Forma                                  6,918,000            6,632,000            6,432,000

Net Income Per Share:
         As Reported - Basic                    $        1.24        $        1.22        $        1.22
                     - Diluted                           1.24                 1.22                 1.21

         Pro Forma   - Basic                    $        1.24                 1.22                 1.21
                     - Diluted                           1.24                 1.21                 1.20

12.  EARNINGS PER SHARE

  Basic net income per common share has been calculated based on the weighted average number of shares outstanding. Diluted net income per common and potential common share has been calculated based on the weighted average number of common shares outstanding plus potential common shares arising from stock options using the treasury stock method. The following schedule reconciles the numerators and denominators of the basic and diluted net income per common and potential common share for the years presented.

                                                    For the year ended                              For the year ended
                                                    December 31, 1999                               December 31, 1998
                                      ---------------------------------------------    --------------------------------------------
                                      Net Income           Shares        Per Share     Net Income         Shares         Per Share
                                      (Numerator)      (Denominator)       Amount      (Numerator)     (Denominator)       Amount
                                      -----------      -------------     ----------    -----------     -------------     ----------
Basic EPS                             $6,938,000         5,591,858       $     1.24     $6,664,000       5,440,917       $     1.22
Effect of Dilutive
    Securities- Options to
    purchase common shares                                   5,241                                          30,490
                                      ----------         ---------       ----------     ----------       ---------       ----------
Diluted EPS                           $6,938,000         5,597,099       $     1.24     $6,664,000       5,471,407       $     1.22


13.  RELATED PARTY TRANSACTIONS

  Certain directors, executive officers and principal shareholders of the Company and the Banks, including their associates and companies in which they are principal owners, were loan customers of the Banks during 1999 and 1998. Such loans are made in the ordinary course of business at the Banks' normal credit terms, including interest rates and collateralization, and do not represent more than a normal risk of collection. An analysis of the activity in loans to executive officers, directors, and principal shareholders is as follows (dollars in thousands):

                                                    1999               1998

   Balance, Beginning of Year                     $ 11,411           $ 10,113
   Amounts Advanced                                 14,840             11,121
   Repayments                                      (13,039)            (9,823)
                                                  --------           --------
   Balance, End of Year                           $ 13,212           $ 11,411
                                                  ========           ========

14.  DEPOSITS AND OTHER BORROWED MONEY

  At December 31, 1999, the scheduled maturities of time deposits were as follows (dollars in thousands):

                           2000                               $146,403
                           2001                                 17,961
                           2002                                  3,965
                           2003                                  1,179
                           2004 and after                        1,195
                                                              --------
                                    Total                     $170,703
                                                              ========

  Repurchase Agreements, which are classified as secured borrowings, are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

  Other borrowed money at December 31, 1999 and 1998 consists of $23,948,000 and $11,763,000, respectively, advanced from the Federal Home Loan Bank of Atlanta to the Banks. Contractual maturities of advances outstanding at December 31, 1999 are $8,939,000 in 2000, $30,000 in 2001, $1,483,000 in 2002,
$629,000 in 2003, $532,000 in 2004, and $12,335,000 in 2005 and beyond. Average interest rates on such advances outstanding were 6.06% at December 31, 1999 and 6.65% at December 31, 1998.

15.  OTHER EXPENSE

  Items comprising other expense for the years ended December 31, 1999, 1998 and 1997 follow (dollars in thousands):

                                                   1999                 1998                 1997

Office Supplies                                 $      527           $      545           $      499
Outside Services                                       993                  645                  560
Computer Services                                      310                  198                  121
Advertising and Public Relations                       606                  600                  590
Directors' Fees                                        278                  254                  207
Postage                                                289                  327                  308
FDIC, FICO and OCC Assessments                          90                   93                  121
Correspondent Service Charges                          181                  220                  224
Other                                                1,082                1,260                1,073
                                                ----------           ----------           ----------
    Total                                       $    4,356           $    4,142           $    3,703
                                                ==========           ==========           ==========

16.  CASH RESTRICTIONS

  The Federal Reserve System requires that a certain level of average cash be maintained. At December 31, 1999 and 1998, such required balances were $4,088,000 and $4,100,000, respectively.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                       1999                                          1998
                                        ---------------------------------             ---------------------------------
                                         CARRYING                FAIR                  CARRYING                FAIR
                                          AMOUNT                 VALUE                  AMOUNT                 VALUE
                                        ----------             ----------             ----------             ----------
                                                  (IN THOUSANDS)                                (IN THOUSANDS)
 Assets:
    Cash and Due from Banks             $   24,589             $   24,589             $   21,904             $   21,904
    Interest Bearing Deposits
      in Other Banks                         5,759                  5,759                 25,119                 25,119
    Federal Funds Sold                       1,547                  1,547                 15,335                 15,335
    Investment Securities                   70,749                 70,969                 84,331                 85,484
    Loans                                  311,130                303,518                287,884                282,166

Liabilities:
    Deposits                               340,341                341,920                375,684                377,727
    Other Borrowed Money
      and Repurchase Agreements             25,598                 25,482                 13,163                 14,562

  The carrying amounts of cash and due from banks, interest bearing deposits in other banks, and federal funds sold are a reasonable estimate of their fair value due to the short-term nature of these financial instruments. The fair value of investment securities is based on quoted market prices and dealer quotes. The fair value of loans, deposits, and other borrowed money is estimated by discounting the future cash flows using the Banks' current interest rates for such financial instruments. No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns result in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $1,411,000 at December 31, 1999 and $1,205,000 at December 31, 1998 has been estimated to be the recorded book value based on the fair value of the underlying collateral.

  Demand deposits are shown at their face value. No additional value has been ascribed to core deposits, which generally bear a low rate of or no interest and do not fluctuate in response to changes in interest rates. The carrying value of the amounts associated to commitments to extend credit and standby letters of credit is estimated to approximate the fair value.

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.


18.  ACQUISITION AGREEMENT

  On December 14, 1999, the Company entered into a definitive agreement to merge with BB&T Corporation ("BB&T"). The terms of the merger provide that each share of the Company's stock will be converted into a right to receive 0.74 of a share of common stock of BB&T plus cash in lieu of any fractional share of BB&T common stock. The Company has granted an option to BB&T to purchase up to 1,112,862 shares of the Company's common stock at a price of $19.00 per share. The option terms are subject to adjustment in certain circumstances. The completion of the merger is subject to shareholder and regulatory approval.

19. CONDENSED FINANCIAL STATEMENTS OF FIRST BANKING COMPANY OF SOUTHEAST GEORGIA (PARENT ONLY)

  The condensed financial statements of First Banking Company of Southeast Georgia (parent only) are as follows (dollars in thousands):

   CONDENSED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                         1999               1998
ASSETS
Cash and Due from Banks                                               $        7         $       38
Interest Bearing Deposits                                                  1,331              1,776
Investment Securities Available for Sale                                     100                346
Investment in Subsidiaries                                                54,128             50,886
Other Assets                                                                 181                  4
                                                                      ----------         ----------
    Total Assets                                                      $   55,747         $   53,050
                                                                      ==========         ==========

LIABILITIES
Other Liabilities                                                     $      341         $      373
                                                                      ----------         ----------
    Total Liabilities                                                        341                373
                                                                      ----------         ----------

SHAREHOLDERS' EQUITY
Common Stock                                                               5,592              5,546
Additional Paid-in Capital                                                11,392             11,146
Retained Earnings                                                         38,816             35,457
Accumulated Other Comprehensive Income (Loss),
       Net of Tax                                                           (394)               528
                                                                      ----------         ----------
  Total Shareholders' Equity                                              55,406             52,677
                                                                      ----------         ----------
    Total Liabilities and
      Shareholders' Equity                                            $   55,747         $   53,050
                                                                      ==========         ==========

   CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
   FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                   1999                 1998                 1997

Dividends from Subsidiaries                     $    3,447           $    2,438           $    2,573
Other Income                                            78                   55                   77
                                                ----------           ----------           ----------
  Total Income                                       3,525                2,493                2,650
General and Administrative Expenses                    978                  709                  489
                                                ----------           ----------           ----------
Income Before Income Taxes and Equity in
  Undistributed Income of Subsidiaries               2,547                1,784                2,161
Income Tax Benefit                                     222                  172                  126
                                                ----------           ----------           ----------
Income Before Equity in Undistributed
  Income of Subsidiaries                             2,769                1,956                2,287
Equity in Undistributed Income of
  Subsidiaries                                       4,169                4,708                4,202
                                                ----------           ----------           ----------
Net Income                                           6,938                6,664                6,489
Other Comprehensive Income (Loss)                     (922)                 277                  275
                                                ----------           ----------           ----------
Comprehensive Income                            $    6,016           $    6,941           $    6,764
                                                ==========           ==========           ==========

   STATEMENTS OF CASH FLOWS
   FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                   1999                 1998                 1997

Cash Flows From Operating Activities:
  Net Income                                    $    6,938           $    6,664           $    6,489
  Adjustments to Reconcile Net Income
    to Net Cash Used in Operating
    Activities:
      Deferred Income Taxes                             16
      Loss (Gain) on Sale of Securities                 (1)                  22                  (54)
      Amortization of Goodwill                          38                   38                   38
      Earnings of Subsidiaries                      (7,616)              (7,146)              (6,775)
      Changes in Assets and Liabilities:
        (Increase) Decrease in Other Assets           (177)                 203                   63
        Increase (Decrease) in Other
         Liabilities                                   (32)                  66                   (6)
                                                ----------           ----------           ----------
  Net Cash Used by Operating Activities               (834)                (153)                (245)
                                                ----------           ----------           ----------

Cash Flows From Investing Activities:
  (Increase)Decrease in Interest
    Bearing Deposits                                   445               (1,211)                (384)
  Purchases of Available for Sale
    Securities                                                             (390)                (528)
  Proceeds from Sale of Available for
    Sale Securities                                    198                  447                  429
  Dividends Received from Subsidiaries               3,447                2,437                2,573
                                                ----------           ----------           ----------
  Net Cash (Provided by)Used in
    Investing Activities                             4,090                1,283                2,090
                                                ----------           ----------           ----------

Cash Flows From Financing Activities:
  Exercise of Stock Options                            300                1,264                  690
  Purchase and Retirement of
    Fractional Shares                                   (8)                 (12)                  (7)
  Dividends Paid                                    (3,579)              (2,589)              (2,323)
                                                ----------           ----------           ----------
  Net Cash Used by Financing Activities             (3,287)              (1,337)              (1,640)
                                                ----------           ----------           ----------

Increase (Decrease) in Cash and
  Due From Banks                                       (31)                (207)                 205
Cash and Due From Banks,
  Beginning of Year                                     38                  245                   40
                                                ----------           ----------           ----------
Cash and Due From Banks, End of Year            $        7           $       38           $      245
                                                ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash Paid (Received) Paid During
    the Year for:
    Income Taxes                                 $    (277)          $     (221)          $       46

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

  Quarterly financial data for the years ended December 31, 1999 and 1998 is summarized as follows (thousands, except per share amounts):

                                                              FIRST              SECOND               THIRD              FOURTH
                                                             QUARTER             QUARTER             QUARTER             QUARTER
1999
Interest Income                                             $    8,775          $    8,639          $    8,822          $    8,903
Interest Expense                                                 3,782               3,536               3,421               3,365
                                                            ----------          ----------          ----------          ----------
  Net Interest Income                                            4,993               5,103               5,401               5,538
Provision for Loan Losses                                          211                 165                 165                 105
                                                            ----------          ----------          ----------          ----------
  Net Interest Income after                                      4,782               4,938               5,236               5,433
    Provision for Loan Losses
Noninterest Income                                                 931               1,054               1,077               1,103
Noninterest Expense                                              3,628               3,453               3,498               3,698
                                                            ----------          ----------          ----------          ----------

Income Before Income Taxes                                       2,085               2,539               2,815               2,838
Provision for Income Taxes                                         702                 803                 895                 939
                                                            ----------          ----------          ----------          ----------

Net Income                                                  $    1,383          $    1,736          $    1,920          $    1,899
                                                            ==========          ==========          ==========          ==========

Net Income per common and potential
  common share outstanding:
  Basic                                                     $     0.25          $     0.31          $     0.34          $     0.34
                                                            ==========          ==========          ==========          ==========
  Diluted                                                   $     0.25          $     0.31          $     0.34          $     0.34
                                                            ==========          ==========          ==========          ==========


1998

Interest Income                                             $    9,164          $    9,100          $    8,994          $    8,873
Interest Expense                                                 4,200               4,077               3,892               3,898
                                                            ----------          ----------          ----------          ----------
  Net Interest Income                                            4,964               5,023               5,102               4,975
Provision for Loan Losses                                          266                 265                 265                 222
                                                            ----------          ----------          ----------          ----------
  Net Interest Income after
    Provision for Loan Losses                                    4,698               4,758               4,837               4,753

Noninterest Income                                                 858               1,005                 963               1,120
Noninterest Expense                                              3,197               3,320               3,297               3,780
                                                            ----------          ----------          ----------          ----------

Income Before Income Taxes                                       2,359               2,443               2,503               2,093
Provision for Income Taxes                                         671                 704                 726                 633
                                                            ----------          ----------          ----------          ----------

Net Income                                                  $    1,688          $    1,739          $    1,777          $    1,460
                                                            ==========          ==========          ==========          ==========

Net Income per common and potential
  common share outstanding:
  Basic                                                     $     0.31          $     0.32          $     0.33          $     0.27
                                                            ==========          ==========          ==========          ==========
  Diluted                                                   $     0.31          $     0.32          $     0.32          $     0.26
                                                            ==========          ==========          ==========          ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

         The information required for Part III will be provided by amendment prior to April 29, 2000.


                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)(1)   FINANCIAL STATEMENTS FILED

                  See consolidated Financial Statements on pages 27 through 50 of this Form 10-K.

            (2)   FINANCIAL STATEMENT SCHEDULES

                  All financial statement schedules are omitted because the data is either not applicable or is discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements or related footnotes.

             (3)  Exhibits

                     The following exhibits are filed with this Form 10-K:

         Exhibit No.                             Document                                                        Page
         -----------                             --------                                                        ----

          2.1  -                    Agreement and Plan of Reorganization by and
                                    between the Registrant and BB&T Corporation
                                    (incorporated herein by reference to exhibit
                                    of the same number of the Registrant's Form
                                    8-K filed December 29, 1999.)                                                 N/A

          3.1  -                    Amended and Restated Articles of Incorporation
                                    of the Registrant.(1)                                                         N/A

          3.2  -                    By-Laws of the Registrant, as amended
                                    February 28, 1990.(1)                                                         N/A

         10.1* -                    Profit Sharing Plan, as restated December 29,
                                    1994.(2)                                                                      N/A

         10.2* -                    Trust Agreement related to the Registrant's Profit
                                    Sharing Plan, as amended and restated December 30,
                                    1988, effective January 1, 1989.(2)                                           N/A

         10.3* -                    Target Benefit Retirement Plan, as restated
                                    December 29, 1994.(2)                                                         N/A

         10.4* -                    Trust Agreement related to the Registrant's Target
                                    Benefit Retirement Plan, as amended and restated
                                    December 30, 1988, effective
                                    January 1, 1989.(2)                                                           N/A

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

         10.7* -                    Employment Agreement dated October 20, 1998 between
                                    Douglas E. Wren and the Registrant.(2)                                        N/A

         10.8* -                    1997 Stock Option Plan (incorporated by reference to
                                    Appendix A to the Registrant's Proxy Statement filed
                                    under cover of Schedule 14-A for the 1997 Annual
                                    Meeting of Shareholders.)                                                     N/A

         21    -                    Subsidiaries of the Registrant                                                 56

         23.1  -                    Consent of Deloitte & Touche LLP.                                              57

         27    -                    Financial Data Schedule (for SEC use only)                                     58

         99    -                    Consent of Independent Accountants (McNair, McLemore,
                                    Middlebrooks & Co.) dated January 8, 1999 for the
                                    years ended December 31, 1997 and 1998                                         61


         (1)     Incorporated herein by reference to exhibit of the same number in the Registrant's Form 10-K for the year ended December 31, 1999.

         (2)     Incorporated herein by reference to exhibit of the same number in the Registrant's Form S-4 filed February 9, 1999.


         * Denotes Registrant's plans, management contracts and compensatory arrangements.


         (A) REPORTS ON FORM 8-K

             Registrant filed a Form 8-K with the Commission on December 29, 1999 to report that the Registrant had entered into an Agreement and Plan of Reorganization with BB&T Corporation. No financial statements were required.

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


                                                        FIRST BANKING COMPANY OF
                                                              SOUTHEAST GEORGIA
                                                                 (Registrant)

Date: March 29, 2000                            By:     /s/James Eli Hodges
                                                   -----------------------------
                                                   JAMES ELI HODGES, PRESIDENT


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 29, 2000                            By: /s/James Eli Hodges
      --------------                               -----------------------------
                                                   JAMES ELI HODGES
                                                   PRESIDENT & DIRECTOR
                                                   (PRINCIPAL EXECUTIVE OFFICER)


Date: March 29, 2000                            By: /s/Julian C. Lane, Jr.
      --------------                               -----------------------------
                                                   JULIAN C. LANE, JR
                                                   VICE PRESIDENT AND DIRECTOR


Date: March 29, 2000                            By: /s/Douglas E. Wren
      --------------                               -----------------------------
                                                   DOUGLAS E. WREN
                                                   VICE PRESIDENT AND DIRECTOR


Date: March 29, 2000                            By: /s/Dwayne E. Rocker
      --------------                               -----------------------------
                                                   DWAYNE E. ROCKER
                                                   SECRETARY & TREASURER
                                                   (PRINCIPAL FINANCIAL &
                                                   ACCOUNTING OFFICER)

Date: March 29, 2000                            By: /s/E. Raybon Anderson
      --------------                               -----------------------------
                                                   E. RAYBON ANDERSON, DIRECTOR


Date:                                           By:
      --------------                               -----------------------------
                                                   A. M. BRASWELL, JR., DIRECTOR

Date:                                           By:
      --------------                               -----------------------------
                                                   W. A. CRIDER, JR., DIRECTOR

Date:                                           By:
      --------------                               -----------------------------
                                                   J. ASHLEY DUKES, DIRECTOR


Date: March 29, 2000                            By: /s/ C. Arthur Howard
      --------------                               -----------------------------
                                                   C. ARTHUR HOWARD, DIRECTOR

Date: March 29, 2000                            By: /s/Joe P. Johnston
      --------------                               -----------------------------
                                                   JOE P. JOHNSTON, DIRECTOR

Date: March 29, 2000                            By: /s/Harry S. Mathews
      --------------                               -----------------------------
                                                   HARRY S. MATHEWS, DIRECTOR

Date: March 29, 2000                            By: /s/ Dan J. Parrish, Jr.
      --------------                               -----------------------------
                                                   DAN J. PARRISH, JR., DIRECTOR

Date:                                           By:
      --------------                               -----------------------------
                                                   LARRY D. WEDDLE, DIRECTOR

Date:                                           By:
      --------------                               -----------------------------
                                                   ALVIN WILLIAMS, DIRECTOR