Form 10-K/A
period 1999-12-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 2000-04-25
CIK 357208

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-K/A

 (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] For the Fiscal year ended December 31, 1999
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]
         For the transition period from______ to_____
         Commission file number 0-10853
                                -------

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                   ------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          GEORGIA                                       58-1458268
-------------------------------                     -------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

40 NORTH MAIN STREET, STATESBORO, GEORGIA                 30459
-----------------------------------------              ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    912-764-6611
                                                      ------------
--------------------------------------------------------------------------------


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$78,112,815 (as of February 29, 2000).
------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $1.00 Par Value, 5,592,274 shares outstanding at February 29, 2000
--------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   Directors

         Pursuant to the Company's Articles of Incorporation, its Board of Directors is divided into three classes: Class I, Class II and Class III. The current terms of the Class III directors expire in 2000; those of the Class I directors expire in 2001; and those of the Class II directors expire in 2002.

         The table set forth below shows for each director (a) his current class and term of office, (b) his name, (c) his age at December 31, 1999, (d) the year he was first elected as a director of the Company, (e) any positions held by him with the Company or its subsidiary banks, First Bulloch Bank & Trust Company (the "Bulloch Bank"), Metter Banking Company (the "Metter Bank"), First National Bank of Effingham (the "Effingham Bank") and Wayne National Bank (the "Wayne Bank"), other than as a director, and (f) his business experience for the past five years. See the section entitled "Compensation of Directors" for a discussion of the directorships of the Bulloch Bank, the Metter Bank, the Effingham Bank and the Wayne Bank held by each of the persons listed below.



                                   CLASS III
                          Current Term Expires in 2000


                                       Year First  Positions with Company
Name                          Age       Elected    and Business Experience
----                          ---       -------    -----------------------
Julian C. Lane, Jr.            51        1988      Vice President of the Company and
                                                   President and Chief Executive
                                                   Officer of the Metter Bank

J. Ashley Dukes(1)             58        1999      President, Dukes Drugs, Inc.

Larry D. Weddle(1)             59        1996      Retired District Sales Manager,
                                                   Purina Mills, Inc.;  President,
                                                   Harvest Properties, Inc.

Alvin Williams(1)              72        1986      Retired Executive Vice President
                                                   of the Metter Bank

                                    CLASS I
                          Current Term Expires in 2001


                                       Year First  Positions with Company
Name                          Age       Elected    and Business Experience
----                          ---       -------    -----------------------
E. Raybon Anderson(2)          61        1981      Chairman of the Board,
                                                   Bulloch Fertilizer Co., Inc.

A. M. Braswell, Jr.(1)         79        1981      Chairman of the Board, A.M.
                                                   Braswell, Jr. Food Company, Inc.
                                                   (Manufacturer of Preserves and
                                                   Other Condiments)

W. A. Crider, Jr.(2)           60        1986      Chairman of the Board,
                                                   Crider Poultry, Inc.
                                                   (Wholesale Poultry Processor)

Dan J. Parrish, Jr.(1,2)       64        1986      Owner, Candler Computers
                                                   (Computer Consulting)

                                    CLASS II
                          Current Term Expires in 2002


                                       Year First  Positions with Company
Name                          Age       Elected    and Business Experience
----                          ---       -------    -----------------------
James Eli Hodges               58        1981      President and Chief
                                                   Executive Officer of the
                                                   Company and of the Bulloch Bank

C. Arthur Howard(2)            58        1984      President, Claude Howard
                                                   Lumber Company, Inc.

Joe P. Johnston(1)             65        1981      Realtor

Harry S. Mathews(2)            48        1996      Private investor

                          Current Term Expires in 2002


                                       Year First  Positions with Company
Name                          Age       Elected    and Business Experience
----                          ---       -------    -----------------------
Douglas E. Wren                52        1998      Vice President of the Company
                                                   and Executive Vice President and
                                                   Chief Operating Officer of the
                                                   Bulloch Bank since October 1998;
                                                   President and Chief Operating
                                                   Officer of First State Corporation,
                                                   Albany, Georgia from 1986 until
                                                   April 1998; President and Chief
                                                   Executive Officer of First State
                                                   Bank & Trust Company, Albany,
                                                   Georgia from 1986 until April 1998

Footnotes

  (1) Member of the Audit Committee.
  (2) Member of the Compensation Committee.


                               EXECUTIVE OFFICERS

         The following table sets forth for each executive officer of the Company (a) the person's name, (b) his age at December 31, 1999, (c) the year he was first elected as an executive officer of the Company, and (d) his position with the Company and its subsidiary banks. Unless otherwise indicated, each executive officer has been employed by the Bulloch or Metter Bank for more than five years.


                                         Year      Positions with the Company
                                         First     and the Bulloch or Metter
Name                          Age       Elected    Banks; Business Experience
----                          ---       --------   --------------------------
James Eli Hodges               58         1981     President and Chief
                                                   Executive Officer of the
                                                   Company and of the Bulloch Bank

Julian C. Lane, Jr.            51         1985     Vice President of the
                                                   Company and President and
                                                   Chief Executive Officer of
                                                   the Metter Bank


                                        Year       Positions with the Company
                                        First      and the Bulloch or Metter
Name                          Age      Elected     Banks; Business Experience
----                          ---      -------     --------------------------
Douglas E. Wren                52        1998      Vice President of the
                                                   Company and Executive Vice
                                                   President and Chief
                                                   Operating Officer of the
                                                   Bulloch Bank; President and
                                                   Chief Operating Officer of
                                                   First State Corporation,
                                                   Albany, Georgia from 1986
                                                   until April 1998; President
                                                   and Chief Executive Officer
                                                   of First State Bank & Trust
                                                   Company, Albany Georgia
                                                   from 1986 until April 1998

Dwayne E. Rocker               35        1992      Secretary and Treasurer of
                                                   the Company; Vice President
                                                   and Secretary of the
                                                   Bulloch Bank

                      Meetings and Committees of the Board

        During the year ended December 31, 1999, the Company's Board of Directors held seven meetings. During his term as a director during 1999, each director attended at least 75% of (a) the total number of meetings of the Company's Board of Directors and (b) the total number of meetings held by committees of which he was a member.

        The Audit Committee of the Company's Board of Directors reviews and makes recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting policies and practices. The Audit Committee met four times during 1999.

        The Compensation Committee of the Company's Board of Directors recommends and reviews the compensation, including fringe benefits, of the Company's senior management and directors. It also recommends nominees for membership on the Board of Directors. The Committee has no formal procedure whereby individual shareholders may submit recommendations of persons to be considered as directors of the Company, but the Committee would consider any such recommendation. The Compensation Committee met six times during 1999.



Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own beneficially more than 10% of the Company's outstanding Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in their Stock ownership. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, its executive officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Mr. Howard failed to file five reports covering ten transactions on a timely basis and Mr. Wren failed to file two reports covering four transactions on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table provides certain summary information concerning compensation earned by the Company's Chief Executive Officer and its two other executive officers who earned over $100,000 in salary and bonus in 1999.


                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term Compensation
                                                                  -------------------------------------
                               Annual Compensation                         Awards               Payouts
                    --------------------------------------------  -------------------------------------
                                                                                Securities
Name and                                           Other          Restricted    Underlying                      All
Principal                                          Annual           Stock         Options/       LTIP          Other
Position          Year      Salary      Bonus   Compensation(1)     Awards          SARs        Payouts     Compensation
--------          ----      ------      -----   ---------------   ----------        ----        -------     ------------
James Eli         1999     $231,750    $41,222        --            $   0               0       $     0      $29,803(2)
Hodges,           1998     $225,000    $34,349        --            $   0               0       $     0      $26,669(3)
Chief             1997     $204,000    $     0        --            $   0        39,062.5(4)    $     0      $25,907(5)
Executive
Officer;
President
of the Company
and the
Bulloch Bank


Douglas E.        1999     $175,000    $24,142         --           $   0               0       $     0      $     0
Wren, Vice
President of
the Company
and Executive
Vice President
of the Bulloch
Bank


Julian C.         1999     $130,000    $16,417         --           $   0               0        $    0      $25,606(6)
Lane, Jr.         1998     $125,000    $18,558         --           $   0               0        $    0      $24,266(7)
Vice President    1997     $115,000    $     0         --           $   0          25,000(4)     $    0      $23,805(8)
of the Company
and President
of the Metter
Bank

(1) This column would include the value of certain personal benefits only where the value of such benefits is greater than the lower of $50,000 or 10% of the executive's salary and bonus for the year. Such threshold was not exceeded in any of the years reported.

(2) Includes $12,898 in Company contributions to Mr. Hodges' account under the Company's 401(k) Plan and $16,905 in Company contributions to his account under the Target Benefit Plan.

(3) Includes $12,276 in Company contributions to Mr. Hodges' account under the Company's 401(k) Plan and $14,393 in Company contributions to his account under the Target Benefit Plan.

(4) The options were granted on February 25, 1997 and vest in annual 20% increments, with the first 20% being exercisable immediately on the date of grant and the remaining increments becoming exercisable on January 1, 1998, 1999, 2000 and 2001. At the close of business on December 31, 1997, 1998, 1999 and 2000, 20% of any options that vested but were not exercised during the calendar year expire, with the remaining 80% of such options continuing in effect until December 31, 2001. The exercise price of the options was $15.04 per share on the date of grant and increases by 10% with respect to all unexercised options on each January 1 following the date of grant.

(5) Includes $13,787 in Company contributions to Mr. Hodges' account under the Company's 401(k) Plan and $12,120 in Company contributions to his account under the Target Benefit Plan.

(6) Includes $17,004 in Company contributions to Mr. Lane's account under the Company's 401(k) Plan and $8,602 in Company contributions to his account under the Target Benefit Plan.

(7) Includes $17,053 in Company contributions to Mr. Lane's account under the Company's 401(k) Plan and $7,213 in Company contributions to his account under the Target Benefit Plan.

(8) Includes $17,458 in Company contributions to Mr. Lane's account under the Company's 401(k) Plan and $6,347 in Company contributions to his account under the Target Benefit Plan.

AGGREGATED OPTION EXERCISES

IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES


                                                                        Number of Securities
                                                                       Underlying Unexercised           Value of Unexercised
                                  Shares                                     Options at                 In-the-Money Options
                                 Acquired       Value Realized           December 31, 1999             at December 31, 1999(1)
                               On Exercise      --------------           -----------------            -------------------------
                                    #                 $               Exercisable/Unexercisable       Exercisable/Unexercisable
                               -----------      --------------        -------------------------       -------------------------
Name
----
James Eli Hodges                    0                 $ 0                  7,812.5/15,625                      $9,180/$0


Julian C. Lane, Jr.                 0                 $ 0                  5,000/10,000                        $5,875/$0

(1) The closing price of the Company's common stock, as reported by the Nasdaq Stock Market on December 31, 1999 was $19.375 per share. The value is calculated on the basis of the difference between the option per share exercise price and $19.375 per share, multiplied by the number of shares of common stock underlying the option.


Employment Agreements

         As of February 20, 1996, Mr. Hodges entered into an employment agreement with the Company and the Bulloch Bank. The agreement provides for an annual base salary of $174,000, which may be increased annually in such amounts as may be determined by the Board of Directors. Mr. Hodges is also entitled to participate in such option, bonus and other executive compensation programs and to receive such other employee benefits as are made available to members of senior management from time to time. During the term of his employment and, in the event of termination under clauses (ii) and (iii) below, for a period of six months thereafter, Mr. Hodges may not engage in the commercial banking business or solicit clients, prospective customers or employees within Bulloch County and Candler County, Georgia.

         The initial term of the agreement expired on February 20, 1999. At the end of the first twelve months, however, and at the end of each successive twelve month period thereafter, the agreement is automatically extended for a successive twelve- month period following the then two-year remaining term unless either party gives written notice of its intent not to extend the term at least 90 days prior to the end of such twelve month period. No such notice has been given. If such notice is properly given, however, the agreement will terminate at the end of the remaining term then in effect. The agreement terminates automatically upon Mr. Hodges' death or permanent disability and may be terminated: (i) by the Company or the Bulloch Bank for just cause (as defined in the agreement) upon written notice to Mr. Hodges; (ii) by the Company or the Bulloch Bank without cause upon 30 days' prior written notice to Mr. Hodges; (iii) by Mr. Hodges for cause without prior written notice except as required in connection with notice of a material breach of the terms of the agreement; (iv) by Mr. Hodges without cause upon 60 days' prior written notice; (v) by Mr. Hodges upon written notice within six months following a change in control (as defined in the agreement) of the Company or the Bulloch Bank; or (vi) at any time upon mutual written agreement of the parties. In the event of termination under the circumstances described in clauses (ii), (iii) or (vi) above, Mr. Hodges will continue to receive his base salary for a period of 24 months following his termination.

         As of April 9, 1996, Mr. Lane entered into an employment agreement with the Company and the Metter Bank. The agreement provides for an annual base salary of $100,000, which may be increased annually in such amounts as may be determined by the Board of Directors. The initial term of the agreement expired on April 9, 1999. All other provisions of the agreement, including provisions regarding automatic renewal, termination, change of control payment and non-competition, are the same as those contained in Mr. Hodges' agreement as described above.

         As of October 20, 1998, Mr. Wren entered into an employment agreement with the Company and the Bulloch Bank. The agreement provides for an annual base salary of $175,000, which may be increased annually in such amounts as may be determined by the Board of Directors. The initial term of the agreement expires on October 20, 2001. All other provisions of the agreement, including provisions regarding automatic renewal, termination, change of control payment and non-competition, are the same as those contained in Mr. Hodges' agreement as described above.

Compensation of Directors

         During 1999, the following directors also served as directors of the Bulloch Bank: Messrs. Anderson, Braswell, Hodges, Howard, Johnston, Mathews, Parrish, and Wren. Also during 1999, the following directors served as directors of the Metter Bank: Messrs. Hodges, Lane, Parrish and Williams. Messrs. Hodges and Weddle served as directors of the Effingham Bank, and Messrs. Hodges and Dukes served as directors of the Wayne Bank during 1999. Directors of the Company are compensated separately for their services to the Company and to the Banks. Each non-employee director of the Company is paid a retainer of $725 per quarter, $300 per meeting of the Board of Directors, and $50 per meeting of the committees of which he is a member. Payment of each of the meeting fees is conditioned upon attendance at the meeting. Each non-employee director of the Company who is also a director of any of the Banks is compensated in like manner for his services as a director of that Bank.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee consists of Messrs. Anderson, Crider, Howard, Mathews and Parrish. Mr. Parrish is a former Senior Vice President of the Company and former Vice President of the Metter Bank.


COMPENSATION COMMITTEE REPORT

         The Compensation Committee of the Company's Board of Directors is comprised of E. Raybon Anderson, W. A. Crider, C. Arthur Howard, Harry S. Mathews and Dan J. Parrish, Jr. Mr. Howard serves as Chairman. All members of the Committee are non-employee directors.

         The Committee generally is responsible for the Company's benefit plans and for the compensation of Mr. Hodges, the Company's President. The Committee is directly accountable for reviewing and monitoring compensation and benefit plans and payment and awards under those plans for the Company's senior officers, including the Chief Executive Officer and other senior officers. In carrying out these responsibilities, the Committee reviews the design of all compensation and benefit plans applicable to senior officers. In all of these matters, the Committee's decisions are reviewed and ratified by the full Board of Directors.


                                 Base Salaries

         The Chief Executive Officer, with the approval of the Committee, annually sets the base salaries for all senior officers other than Mr. Hodges, whose salary is established solely by the Committee. In each case, salaries are based principally on a subjective review of the officer's individual performance and degree of experience and are also designed to be competitive with salaries paid to officers in similar positions in financial institutions of comparable asset size.


                               Annual Incentives

         One of the Committee's objectives in managing executive compensation is to link directly a significant portion of senior officer pay to Company performance. Senior officers are therefore eligible to receive bonuses based upon the Company's achievement of annual earnings targets established by the Committee. The Committee awarded the bonuses shown in the Summary Compensation Table in view of the Company's achievement of these targets in 1999.


                              Long-term Incentives

         On February 25, 1997, the Company adopted the First Banking Company of Southeast Georgia 1997 Stock Option Plan (the "Plan"). The purpose of the Plan is to reward executives for increasing the value of the Company stock, which it accomplishes by providing Messrs. Hodges and Lane with opportunities to earn and acquire additional ownership interests in the Company. The Committee did not elect to grant additional options under the Plan in 1999 in view of the number and terms of the options it granted in 1997.


                                    Benefits

         In general, the benefit plans provided to key employees, such as profit-sharing, life insurance and health care, are intended to provide an adequate retirement income as well as financial protection against illness, disability or death. Benefits offered to the named executive officers and other executives are substantially the same as provided to all employees.


                      Chief Executive Officer Compensation

         In determining the compensation of the Chief Executive Officer, the Committee is guided by the terms of Mr. Hodges' employment agreement, the Company's compensation philosophy as described in this report, the Committee's subjective view of the Company's financial performance generally (including, but not limited to, earnings, return on assets and return on equity) and competitive practices. For 2000, Mr. Hodges received an increase in base salary of approximately 4.0%.

                                    Summary

         The Company's executive compensation program encourages executives to manage the Company profitably and to increase the value of the business to the shareholders. By implementing annual and long-term incentives, we link compensation to the Company's performance and increases in shareholder value. The Committee believes this approach provides competitive compensation and is in the best interest of the shareholders. The Committee will continue to monitor the effectiveness of the executive compensation program and will initiate changes as it deems appropriate.

         Submitted by the Compensation Committee of the Board of Directors of First Banking Company of Southeast Georgia.

         E. Raybon Anderson
         W. A. Crider
         C. Arthur Howard
         Harry S. Mathews
         Dan J. Parrish, Jr.


PERFORMANCE GRAPH

         The following graph indicates the Company's cumulative total return to shareholders on a $100 investment from December 31, 1994 through December 31, 1999, as compared to cumulative total returns for the Nasdaq Stock Market index and The Carson Medlin Company's Independent Bank Index, which consists of 20 independent community banks located in Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia.



        Data Points:                   1994    1995   1996    1997    1998   1999
                                       ----    ----   ----    ----    ----   ----

     First Banking Company of
        Southeast Georgia              100     185    207     386     339    297

     Independent Bank Index            100     122    155     235     246    222

     Nasdaq Index                      100     141    174     213     300    542

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         On December 31, 1999, the Company had 1,673 shareholders of record. The following table sets forth the number and percentage of outstanding shares of stock beneficially owned as of December 31, 1999 by (i) each person who beneficially owned 5% or more of the outstanding shares of stock to the best information and knowledge of the Company, (ii) each director (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company, as a group. Unless otherwise indicated, each person has sole voting and investment powers over the indicated shares. An asterisk (*) represents beneficial ownership of less than one percent of the outstanding shares of stock.


          Name of                       Number of Shares       Percentage
          Director                      Beneficially Owned     Of Total
          --------                      ------------------     --------
      E. Raybon Anderson                     20,720(1)            *
      A. M. Braswell, Jr                     12,900(2)            *
      W. A. Crider, Jr                      217,444(3)           3.89
      J. Ashley Dukes                       102,260              1.83
      James Eli Hodges                       48,384(4)            *
      C. Arthur Howard                       68,467(5)           1.22
      Joe P. Johnston                        16,911(6)            *
      Julian C. Lane, Jr                     18,525(7)            *
      Harry S. Mathews                       24,406(8)            *
      Dan J. Parrish, Jr                    276,510(9)           4.94
      Larry D. Weddle                        24,341               *
      Alvin Williams                         91,439(10)          1.64
      Douglas E. Wren                         3,500               *
      All Directors and Executive
       Officers as a Group
       (14 persons)                         934,257(11)         16.71

      Footnotes to Stock Ownership Table

         (1) Consists of 17,974 shares owned by Mr. Anderson and 2,746 shares owned by Mr. Anderson's wife, as to which Mr. Anderson disclaims beneficial ownership.

         (2) Consists of 10,650 shares owned by Mr. Braswell and 2,250 shares owned jointly by Mr. and Mrs. Braswell, as to which voting and investment powers are shared.

         (3) Consists of 54,402 shares owned by Mr. Crider and 163,042 shares owned by the Crider Family Trust.

         (4) Consists of (a) 24,316 shares owned by Mr. Hodges, (b) 131 shares owned by Mr. Hodges' wife, as to which Mr. Hodges disclaims beneficial ownership, (c) 29 shares owned by Mr. Hodges as custodian for his child, (d) 16,095 shares held for Mr. Hodges's benefit and owned by the 401(k) Plan, as to which Mr. Hodges disclaims beneficial ownership, and (e) 7,813 shares subject to vested options.

         (5) Consists of (a) 34,836 shares owned by Mr. Howard, (b) 6,594 shares owned by Mr. Howard's wife, as to which Mr. Howard disclaims beneficial ownership and (c) 27,037 shares owned by the Claude Howard Lumber Company, Inc., of which Mr. Howard is President.

         (6) Consists of 16,790 shares owned by Mr. Johnston and 121 shares owned by Mr. Johnston's wife, as to which Mr. Johnston disclaims beneficial ownership.

         (7) Consists of 1,183 shares owned by Mr. Lane, 5,758 shares owned jointly by Mr. and Mrs. Lane, as to which voting and investment powers are shared, 6,584 shares held for Mr. Lane's benefit and owned by the 401(k) Plan, as to which Mr. Lane disclaims beneficial ownership, and 5,000 shares subject to vested options.

         (8) Consists of (a) 13,353 shares owned by Mr. Mathews, (b) 2,750 shares owned by Mr. Mathews' wife, as to which Mr. Mathews disclaims beneficial ownership, and (c) 8,303 shares owned by Mr. Mathews as custodian for his children.

         (9) Consists of (a) 11,100 shares owned jointly with Mr. Parrish's wife, as to which voting and investment powers are shared, (b) 2,775 shares owned by his wife, as to which Mr. Parrish disclaims beneficial ownership, (c) 198,345 shares owned by Parrish Properties, an affiliate of Mr. Parrish and
                  (d) 64,290 shares owned by Mr. Parrish.

         (10) Consists of (a) 8,508 shares owned by Mr. Williams, (b) 78,681 shares owned jointly by Mr. and Mrs. Williams, as to which voting and investment powers are shared, and (c) 4,250 shares owned by Mr. Williams' wife, as to which Mr. Williams disclaims beneficial ownership.

         (11) Includes shares as to which the persons in the group disclaim beneficial ownership as indicated above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's directors and officers and certain business organizations and individuals associated with them have been customers of and have had banking transactions with the Company's subsidiary banks and are expected to continue such relationships in the future. Pursuant to such transactions, the Company's directors and officers from time to time have borrowed funds from the Company's subsidiary banks for various business and personal reasons. The extensions of credit made by the Company's subsidiary banks to its directors and officers (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than a normal risk of collectibility or present other unfavorable features.

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


                                                        FIRST BANKING COMPANY OF
                                                              SOUTHEAST GEORGIA
                                                                 (Registrant)

Date: April 25, 2000                            By:    /s/ Dwayne E. Rocker
                                                   -----------------------------
                                                        DWAYNE E. ROCKER,
                                                      SECRETARY & TREASURER