Form 10-Q
period 2000-03-31
FIRST BANKING CO OF SOUTHEAST GEORGIA
filed 2000-05-15
CIK 357208

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                         -------------------------------

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         -------------------------------

         For quarter ended March 31, 2000 Commission file number 0-10853


                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
             (Exact name of registrant as specified in its charter)

                         -------------------------------

               Georgia                                   58-1458268
    -------------------------------                   ----------------
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

      Common Stock, $1.00 Par Value, 5,592,274 shares as of March 31, 2000
      --------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                 March 31,         December 31,
                                                                                                    2000               1999
                                                                                                ------------       ------------
                                                                                                    (thousands of dollars)
ASSETS

   Cash and Due From Banks                                                                      $     17,351       $     24,589
   Interest Bearing Deposits in Other Banks                                                            1,362              5,759
   Federal Funds Sold                                                                                  1,035              1,547
   Investment Securities:
      Available for Sale (Amortized Cost of $47,625
      in 2000 and $49,898 in 1999)                                                                    46,844             49,304
      Held to Maturity (Estimated Fair Value of
      $18,887 in 2000 and $20,102 in 1999)                                                            18,706             19,882
   Stock in the Federal Home Loan Bank of Atlanta                                                      1,619              1,563
   Loans                                                                                             322,354            311,170
      Less: Unearned Interest                                                                            (38)               (40)
            Allowance for Loan Losses                                                                 (4,930)            (4,854)
                                                                                                ------------       ------------
      Loans, Net                                                                                     317,386            306,276
                                                                                                ------------       ------------
   Interest Receivable                                                                                 4,993              5,069
   Premises and Equipment, Net                                                                         8,303              8,641
   Other Real Estate                                                                                     698                428
   Other Assets                                                                                        3,220              3,084
                                                                                                ------------       ------------

            TOTAL ASSETS                                                                        $    421,517       $    426,142
                                                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:
   Deposits:
      Demand                                                                                    $     54,543       $     56,012
      Interest Bearing:
         NOW Accounts                                                                                 64,643             67,742
         Money Market Deposit Accounts                                                                26,219             27,315
         Savings                                                                                      19,550             18,569
         Time ($100,000 and above)                                                                    65,649             67,540
         Other Time                                                                                  101,653            103,163
                                                                                                ------------       ------------
         Total Deposits                                                                              332,257            340,341
   Federal Funds Purchased & Repurchase Agreements                                                     2,130              1,650
   Other Borrowed Money                                                                               25,889             23,948
   Interest Payable                                                                                    2,860              3,194
   Other Liabilities                                                                                   2,051              1,603
                                                                                                ------------       ------------
   Total Liabilities                                                                                 365,187            370,736
                                                                                                ------------       ------------

   Shareholders' Equity (Note 3):
         Common Stock, 5,592,274 Shares Issued
            And Outstanding at March 31, 2000 and
            December 31, 1999                                                                          5,592              5,592
         Additional Paid-In Capital                                                                   11,392             11,392
         Retained Earnings                                                                            39,862             38,816
         Accumulated Other Comprehensive Income                                                         (516)              (394)
                                                                                                ------------       ------------
               Shareholders' Equity                                                                   56,330             55,406
                                                                                                ------------       ------------

            TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY                                                                           $    421,517       $    426,142
                                                                                                ============       ============


See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                      CONSOLIDATED STATEMENTS OF INCOME AND
                        COMPREHENSIVE INCOME (UNAUDITED)

                                                                                                   For the Three Months Ended
                                                                                                           March 31,
                                                                                                    2000               1999
                                                                                                ------------       ------------
                                                                                                     (thousands of dollars)
INTEREST INCOME
   Loans (Including fees)                                                                       $      7,857       $      7,120
   Interest Bearing Deposits                                                                              89                332
   Investments:
      U.S. Treasury                                                                                       50                 83
      U.S. Government Agencies                                                                           576                676
      States and Political Subdivisions                                                                  343                351
      Dividend Income                                                                                     76                 82
   Federal Funds Sold                                                                                     37                129
                                                                                                ------------       ------------
         Total Interest Income                                                                         9,028              8,773
                                                                                                ------------       ------------

INTEREST EXPENSE
   NOW Accounts                                                                                          455                478
   Money Market Deposits Accounts                                                                        185                222
   Savings                                                                                               114                122
   Time Deposits ($100,000 and above)                                                                    940              1,247
   Other Time Deposits                                                                                 1,303              1,462
   Other                                                                                                 376                250
                                                                                                ------------       ------------
         Total Interest Expense                                                                        3,373              3,781
                                                                                                ------------       ------------

   NET INTEREST INCOME                                                                                 5,655              4,992
   Provision for Loan Losses                                                                             164                211
                                                                                                ------------       ------------
   NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                                                            5,491              4,781
                                                                                                ------------       ------------

NON-INTEREST INCOME
   Service Charges on Deposits                                                                           751                628
   Fees for Trust Services                                                                                20                 19
   Other                                                                                                 264                284
                                                                                                ------------       ------------
         Total Non-interest Income                                                                     1,035                931
                                                                                                ------------       ------------

NON-INTEREST EXPENSE
   Salaries                                                                                            1,314              1,318
   Other Personnel Expense                                                                               491                414
   Occupancy Expense, Net                                                                                246                233
   Equipment Expense                                                                                     456                366
   Other                                                                                               1,026              1,297
                                                                                                ------------       ------------
         Total Non-interest Expense                                                                    3,533              3,628
                                                                                                ------------       ------------
Income Before Income Taxes                                                                             2,993              2,084
Provision for Income Taxes                                                                               997                702
                                                                                                ------------       ------------
NET INCOME                                                                                             1,996              1,382
                                                                                                ------------       ------------
Other Comprehensive Income:
          Unrealized holding gains (losses) on
             securities Available for Sale arising during
             the period, net of tax benefit of $63,000 in 2000
             and $99,000 in 1999                                                                        (122)              (193)
                                                                                                ------------       ------------
COMPREHENSIVE INCOME                                                                            $      1,874       $      1,189
                                                                                                ============       ============

NET INCOME PER COMMON AND POTENTIAL
COMMON SHARE:
           Basic                                                                                $       0.36       $       0.25
                                                                                                ============       ============
           Diluted                                                                              $       0.36       $       0.25
                                                                                                ============       ============


See notes to consolidated financial statements.

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                                          March 31,
                                                                                                    2000              1999
                                                                                                ------------       ------------
                                                                                                   (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                                   $      1,996       $      1,382
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Provision for Depreciation                                                                         359                298
      Provision for Loan Losses                                                                          164                211
      Gain on Call of Securities                                                                                             (1)
      Loss on Sale of Premises and Equipment                                                               1
      Net Accretion of Premiums and Discounts on Securities                                              (36)              (161)
      Changes in Assets and Liabilities:
         Decrease in Interest Receivable                                                                  76                346
         Increase in Other Assets                                                                        (76)              (137)
         Decrease in Interest Payable                                                                   (334)              (165)
         Increase in Other Liabilities                                                                   448                381
                                                                                                ------------       ------------
         Net Cash Provided by Operating Activities                                                     2,598              2,154
                                                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Decrease  in Interest Bearing Deposits in Other Banks                                           4,397                242
   Decrease in Federal Funds Sold                                                                        512              2,752
   Available-for-Sale Securities:
         Proceeds from Maturity                                                                        2,803             33,111
         Purchases                                                                                      (493)           (28,548)
   Held-to-Maturity Securities:
         Proceeds from Maturity                                                                        1,179                653
         Purchases                                                                                                         (105)
   Net Purchases of Federal Home Loan Bank Stock                                                         (56)               (70)
   Net Increase in Loans                                                                             (11,539)            (4,445)
   Purchases of Premises and Equipment                                                                   (22)              (808)
   Improvements to Other Real Estate                                                                     (15)               (25)
   Proceeds from Sale of Other Assets                                                                                        22
   Proceeds from Sale of Equipment                                                                                            4
   Proceeds from Sale of Other Real Estate                                                                11
                                                                                                ------------       ------------
   Net Cash (Used in) Provided by  Investing Activities                                               (3,223)             2,783
                                                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Decrease in Deposits                                                                           (8,084)           (14,266)
   Increase in Other Borrowed Money                                                                   15,110              5,070
   Repayment of Note Payable                                                                         (13,169)            (1,436)
   Increase in Federal Funds Purchased                                                                   480
   Proceeds from Exercise of Stock Options                                                                                  300
   Dividends Paid                                                                                       (950)              (838)
                                                                                                ------------       ------------
   Net Cash Used in Financing Activities                                                              (6,613)           (11,170)
                                                                                                ------------       ------------
DECREASE IN CASH AND DUE FROM BANKS                                                                   (7,238)            (6,233)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                                          24,589             21,904
                                                                                                ------------       ------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                        $     17,351       $     15,671
                                                                                                ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the year for:
         Interest                                                                               $      3,738       $      5,426
         Income Taxes                                                                                    174                 42
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Other Real Estate Acquired through Loan Foreclosure                                                   266                131
   Loans Granted to Facilitate the Sale of Other Real Estate                                                                  9
   Change in Net Unrealized Gain (Loss) on
         Investment Securities Available for Sale                                                       (122)              (173)


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

     The consolidated statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary to a fair statement of the results for the interim period reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to generally accepted accounting principles for interim financial statements, including applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

     The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2.  ACCOUNTING POLICIES

     Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company has followed those policies in preparing this report.

3.  COMMON STOCK

     The par value of the Company's common stock is $1, and 10,000,000 shares are authorized. The Banks may pay dividends to the Company in any year up to 50% of the previous year's net income or $3,469,000 in 2000 without the approval of the Georgia Department of Banking and Finance.

4.  EARNINGS PER SHARE

     In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share" was issued. SFAS 128 establishes standards for computing and presenting basic and diluted earnings per share information for entities with publicly held common stock. All per share amounts conform to SFAS 128.

     The number of shares used in computing basic and diluted per share amounts is as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                                     2000               1999
                                                                 ------------------------------
Weighted average shares outstanding -
        Basic Earnings Per Share                                  5,592,274          5,590,537

Effect of Dilutive Securities - options to
       purchase 38,438 common shares                                                     4,892
                                                                 ------------------------------

Weighted average shares outstanding -
        Diluted Earnings Per Share                                5,592,274          5,595,429
                                                                 ==============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FIRST BANKING COMPANY OF SOUTHEAST GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED MARCH 31, 2000

         This discussion relates to the consolidated financial condition and results of operations of First Banking Company of Southeast Georgia (the "Company) and its wholly-owned subsidiaries, First Bulloch Bank & Trust Company ("Bulloch Bank"), Metter Banking Company ("Metter Bank"), First National Bank of Effingham ("Effingham Bank"), and Wayne National Bank ("Wayne Bank") (the "Banks"). Since the Company has no subsidiaries other than the Banks and no activities other than those of the Banks, the following narrative refers to the operations of the Banks.
                               FINANCIAL CONDITION

         The Company functions as the sole owner of four commercial banks, and its financial condition should be examined in terms of trends in sources and uses of funds. The Company's primary use of funds historically comes from loan demand. Loans outstanding have increased $11,539,000 or 3.7% since year-end. Investment securities have decreased $3,636,000 (5.3%), while interest bearing deposits in other banks and federal funds sold have decreased $4,397,000 (76.4%) and $512,000 (33.1%), respectively, since year-end.

         Total assets have decreased $4,625,000 (1.1%) since year-end, while total funds (deposits plus all borrowed funds) have decreased $5,663,000 (1.5%). Total deposits have decreased $8,084,000 (2.4%) since year-end, and Other Borrowed Money and Federal Funds Purchased have increased $1,941,000 (8.1%). Demand deposits have decreased $1,469,000 (2.6%), and savings deposits (including NOW accounts and the liquid money market accounts) have decreased $3,214,000 (2.8%). Time deposits over $100,000 have decreased approximately $1,891,000 (2.8%), while other time deposits have decreased approximately $1,510,000 (1.5%).

         Of the total decrease in deposits, approximately $2,500,000 of public funds moved out of the Banks, while the remaining decrease was in personal and business deposits in each deposit category other than savings accounts, which reflected an increase of approximately $1,000,000. The $1,469,000 decrease in demand deposits is primarily the result of fluctuations in commercial account balances since year-end, while the decreases in the other categories can be attributed to market competition for deposits.

CAPITAL RESOURCES

         The Banks are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March 31, 2000, the Banks were required to have minimum Tier 1 and Total Risk-Based Capital ratios of 4% and 8%, respectively, and a leverage ratio of at least 3%. At that date the Banks' actual ratios were as follows:

                                           Bulloch Bank         Metter Bank        Effingham Bank       Wayne Bank
                                           ------------         -----------        --------------       ----------
Tier 1 Risk-based Capital ratio               21.3%                16.3%               11.1%               17.5%

Total Risk-based Capital ratio                22.5                 17.6                12.3                18.7

Leverage ratio                                15.1                 12.0                 8.3                13.7

         These ratios qualify each Bank for the "well-capitalized" classification as defined by the banking regulators. The Company's ratio of shareholders' equity to total assets was 13.4% at March 31, 2000 and 13.0% at December 31, 1999.

LIQUIDITY

         The percentage of loans net of unearned interest to total funds was 89.5% at March 31, 2000 and 85.0% at December 31, 1999. At March 31, 2000 the
Banks had $19,748,000 in cash and due from banks, interest bearing deposits in other banks and federal funds sold as compared with $31,895,000 at December 31, 1999. The liquidity of the Company and the Banks is considered adequate to repay deposits and other obligations, meet expected loan demand and pay dividends.

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

         The Company has not identified any material change in its market risk exposure from December 31, 1999 to March 31, 2000. Its balance sheet structure has not altered materially nor has the interest rate environment in which it operates changed materially since December 31, 1999.

         Presented below is an interest rate sensitivity analysis of the Company at March 31, 2000. The analysis indicates that the Company is liability-sensitive through one year and beyond five years, meaning that a greater amount of liabilities are maturing or repricing than assets, which is beneficial in a falling rate environment. From one year to five years, the Company is asset-sensitive, which is beneficial in a rising rate environment.

Interest Rate Sensitivity Analysis - March 31, 2000

                                                              Term to Repricing or Maturity

                                                         Over Three         Over One        Over Five
                                         Less Than     Months Through     Year Through      Years and
                                       Three Months      One Year          Five Years       Insensitive          Total
                                       ------------    --------------     ------------      -----------        --------
Interest Earning Assets:
   Interest Bearing
   Deposits in Other Banks                $ 1,362                                                              $  1,362
   Investment Securities                    8,486          $12,576          $ 22,746          $21,742            65,550
   Stock in the FHLB Atlanta                                                                    1,619             1,619
   Federal Funds Sold                       1,035                                                                 1,035
   Loans                                  118,609           68,496            97,300           37,949           322,354
                                         --------         --------          --------          -------          --------
      Total Interest Earning
        Assets                            129,492           81,072           120,046           61,310           391,920
   Non-interest Earning Assets                                                                 29,597            29,597
                                         --------         --------          --------          -------          --------
TOTAL ASSETS                             $129,492         $ 81,072          $120,046          $90,907          $421,517
                                         ========         ========          ========          =======          ========

Interest Bearing Liabilities:
   Interest Bearing Deposits             $156,956          $95,015          $ 25,743                           $277,714
   Other Borrowed Money                     2,428           12,509             4,566          $ 8,516            28,019
                                         --------         --------          --------          -------          --------
      Total Interest Bearing
        Liabilities                       159,384          107,524            30,309            8,516           305,733
   Interest Free Deposits                                                                      54,543            54,543
   Other Interest Free
     Liabilities and Equity                                                                    61,241            61,241
                                         --------         --------          --------          -------          --------
TOTAL LIABILITIES AND EQUITY             $159,384         $107,524          $ 30,309         $124,300          $421,517
                                         ========         ========          ========         ========          ========

Net Interest Rate
 Sensitivity Gap                         $(29,892)        $(26,452)          $89,737         $(33,393)
Cumulative Gap                            (29,892)         (56,344)           33,393

Net Interest Rate
 Sensitivity Gap as a Percent
 of Interest Earning Assets                (23.08)          (32.63)            74.76           (36.73)

Cumulative Gap as a Percent of
Cumulative Interest Earning
 Assets                                    (23.08)          (26.76)            10.10

                              RESULTS OF OPERATIONS

INTEREST INCOME

         Total interest income increased $255,000 (2.9%) in the first three months of 2000 as compared to the first three months of 1999. Interest on loans increased $737,000 (10.4%) in the first three months of 2000 as compared to the first three months of 1999, as a result of an increase in yield on the loan portfolio from March 31, 1999 to March 31, 2000 from 9.32% to 10.19% as well as an increase of $33,364,000 in the year-to-date average balance of loans outstanding for these periods. Interest on investments decreased $147,000 (12.3%) in the first three months of this year as compared to the first three months of 1999 as a result of a decrease in the average balance of the investment portfolio of $14,115,000 offset by an increase in yield on the portfolio from 5.97% to 6.26%.

         During the first three months of 2000, interest on federal funds sold decreased $92,000 (71.3%) from the first three months of 1999. Interest on Interest-bearing Deposits in Other Banks decreased $243,000 (73.2%) during the first three months of 2000 from the first three months of 1999. These short-term investments are the two means of investing any excess cash from day to day. The total decrease in the combined income of Federal Funds Sold and Interest-bearing Deposits in Other Banks is the result of a decrease of $9,041,000 in the combined year-to-date average balance offset by an increase in the weighted average yield from 4.77% to 6.02%.

INTEREST EXPENSE

         During the first three months of 2000, the total interest expense decreased $408,000 (10.8%) from the first three months of 1999. Interest on deposits decreased $534,000 (15.1%) in the first three months of 2000 from the first three months of 1999. This decrease is attributable to a $29,050,000 decrease in the average balance of interest bearing deposits as well as a decrease in the cost of funds from 4.61% in the first quarter of 1999 to 4.26% in the first quarter of 2000. Interest on borrowed funds increased $126,000 (50.4%) in the first three months of 2000 from the first three months of 1999 as a result of an increase of $8,473,000 in the average balance outstanding of total borrowed funds offset by a decrease in the average interest rate of 0.20% from 6.50% in 1999 to 6.30% in 2000.

PROVISIONS FOR LOAN LOSSES

         Provisions for loan losses for the first three months of 2000 decreased $47,000 (22.3%) from the first three months of 1999. After considering the credit worthiness of the loan portfolios, it is the opinion of the management of the Banks that the allowance for loan losses is adequate. At March 31, 2000 the allowance for loan losses was 1.53% of outstanding loans less unearned interest.

         Nonperforming loans were $1,476,000 at March 31,2000 and $1,411,000 at December 31, 1999. These loans included those on a nonaccrual status of $596,000 and $442,000, respectively, accruing loans contractually past due at least 90 days of $334,000 and $382,000, respectively, and restructured loans of $546,000 and $587,000, respectively. Net loans charged off totaled $87,000 during the first three months of 2000 as compared to $34,000 during the first three months of 1999.

NONINTEREST INCOME AND EXPENSE

             Noninterest income increased $104,000 (11.2%) in the first three months of 2000 from the first three months of 1999. This increase is reflected primarily in an increase in Service Charges on Deposits of $123,000 during the first three months of this year offset by a $20,000 decrease in other service charges. The increase in Service Charges on Deposits is the result of an increase of $111,000 in NSF Service Charges and $5,000 in account service charges. The increase in NSF service charges is the result of a change in the second quarter of 1999 in the method by which NSF charges are assessed. The $20,000 decrease in other service charges is primarily the result of decreases of $29,000 in Mortgage Origination Fees, of $14,000 in ATM service charges and of $7,000 in commissions on credit insurance products offset by a $24,000 increase in commissions on sales of mutual funds, annuities, and life insurance.

             Noninterest expense decreased $95,000 (2.6%) in the first three months of 2000 compared to the first three months of 1999. This total decrease is primarily the result of a decrease in other expense of $271,000 during the first three months of 2000 as compared to the first three months of 1999 offset by an increase in salary and personnel expense of $73,000 and increases in occupancy and equipment expense of $103,000. The decrease in other expense is the result of $299,000 in merger and acquisition expense incurred in 1999 associated with the acquisition of the Wayne Bank, offset by an increase in legal fees in 2000 of $28,000. The increase in salary and personnel expense is primarily the result of increases in employee health insurance premiums and retirement benefit costs. The increase in occupancy and equipment expense is primarily the result of increases in equipment depreciation of $64,000, in equipment repairs of $24,000, and in property tax accruals of $12,000.


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


                               FIRST BANKING COMPANY OF SOUTHEAST GEORGIA

DATE:     May 12, 2000         BY:    /s/James Eli Hodges
     ----------------------       ---------------------------------------
                                        JAMES ELI HODGES
                                          PRESIDENT

DATE:     May 12, 2000         BY:    /s/Dwayne E. Rocker
     ----------------------       ---------------------------------------
                                          DWAYNE E. ROCKER
                                         SECRETARY-TREASURER
                                    (PRINCIPAL FINANCIAL OFFICER)